Form 10KSB
period 1996-10-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 1997-11-26
CIK 1020448

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------
                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1996           Commission File No. 0-21169


                     IMPERIAL PETROLEUM RECOVERY CORPORATION
                  --------------------------------------------
                  (Name of Issuer as Specified in its Charter)


             Nevada                                          76-0529110
---------------------------------                      ---------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


     15311 Vantage Parkway West
              Suite 160
           Houston, Texas                                        77032
----------------------------------------                    --------------
(Address of Principal Executive offices)                      (Zip Code)


                                 (281) 987-2828
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Securities Registered under Section 12(b) of the Exchange Act:
                                      None

         Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Check if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this report and no such disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of shares of Common Stock held by non-affiliates (based on the October 31, 1997 average of bid and asked prices) was approximately $6.8 million.

As of October 31, 1997, 13,101,421 shares of the issuer's Common Stock were outstanding.

Transitional small business disclosure format:  |_| Yes |X| No

================================================================================

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

General

        Imperial Petroleum Recovery Corporation (the "Company" or "Imperial") is a development stage company committed to developing and marketing a proprietary oil sludge remediation process and equipment that use high energy microwaves to separate water, oil and solids. The Company calls the process "MST," which stands for "Microwave Sludge Treatment," and believes the process can provide an effective, ecologically sound and economical method of processing crude oil sludge and emulsions. The process recovers usable hydrocarbon compounds from material that otherwise would be of little value or require disposal. Based on prototype testing and demonstrations, the Company believes that approximately 50% to 90% of the crude oil recovered through the remediation process can be reclaimed for sale.

        In December 1996, new management assumed control of day-to-day operations of the Company. The new management consists of Henry Kartchner, Chairman and Chief Executive Officer, and C. Brent Kartchner, Secretary/Vice President of Operations. The Company's new management has implemented a number of cost-cutting initiatives aimed at continuing to fund the Company's operations from existing resources and reducing the level of revenue required to operate the Company. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company has not yet recognized sales revenues. It is concentrating its marketing efforts on North America. Approximately eight potential customers are awaiting the results of field test trials before determining whether to enter into contracts to acquire the Company's products.

        Internationally, the Company is negotiating with entities in Kuwait, the Netherlands and Venezuela to use the MST process to clean up stored sludge or emulsions.

Current Product Offerings

        The Company currently has one product offering, the MST-1000, and intends to offer another product, the MST-500. The model number of each unit represents the average number of barrels of sludge the unit can process in a 24-hour period. The MST-1000 has been designed primarily for use by oil refineries and other waste oil processors that have operable crude oil distillation capacities of between 5,000 and 100,000 barrels per day. Up to eight MST-1000 units can be joined to work together. The MST-500 has been designed primarily for use at small refineries and clean-up sites, many of which are located in developing nations. The Company intends also to offer an MST-2000 and an MST-4000 for larger field applications. These products would consist of, respectively, two and four MST-1000 units joined together.

        The core of an MST process consists of a microwave generator, a series of waveguides, tuners, a computer and computer control instrumentation plus the actual applicator, where the sludge/emulsion is subjected to microwave energy.

        The Company intends to assemble MST units in its Houston, Texas facility, using components procured primarily from outside subcontractors and vendors. The Company intends to manufacture a few key items itself and to build to order to fit each customer's needs. Each unit will vary in size and sophistication in the software modules.

        The Company offers its products and systems for lease directly to end users. In certain overseas markets, the Company offers its products to existing oil sludge processors through geographically-specific marketing partnerships. After leasing, the MST products are to be operated by the customer's or partner's personnel, after receiving technical training from the Company. Imperial intends to have technicians available worldwide to service the Company's products and to monitor and periodically check products in the field. Each MST System is to be protected by a security system to assure that the Company and its partners maintain control of the system and that any royalty payments are calculated accurately.

Research and Development

        Principals of the Company began developing the MST process in 1995. Testing of a prototype unit began in September 1996. The Company has modified the MST process based on its testing and on reactions to presentations and demonstrations made to potential customers and technical experts. Modifications have greatly reduced maintenance costs of MST units.

Marketing

        The Company markets its products primarily for remediation of crude oil sludge and emulsions produced in connection with oil production and refining. There are approximately 700 oil refineries worldwide, all of which are potential customers of the Company. The United States has 111 operable petroleum refineries. The Company is focusing its marketing efforts on refineries located in the United States and Canada. The Company intends to form strategic alliances with foreign partners in order to penetrate international markets. The Company already has formed alliances with the following:

        o DuraTherm, Inc., an environmental services and technology firm that provides thermal desorption, resource recovery, recycling, and waste minimization for hydrocarbon contaminated materials, primarily for the petroleum and petrochemical industries; and

        o Golden Shahin for General Trading and Contracting Co., a Kuwaiti company that provides logistical support for the successful completion of the Kuwait Oil Lakes Remediation Project.

        The Company believes that the MST process also can be deployed in shipping lanes and ports to treat sludge from crude oil tankers as they off-load ballast and clean their tanks before loading. The Company intends to increase efforts to market the system for this application in the future.

Competition

        The Company's competitors are firms that use either incineration or centrifuge recovery systems to process oil sludge and emulsions. Incineration, which is still prevalent in developing nations, is easy, low in cost and does not require sophisticated technology if the process is not subject to environmental rules and procedures. If done under environmental rules and regulations, however, incineration is costly. In addition, most incineration systems destroy the sludge in a way that does not produce usable hydrocarbon byproducts.

        Use of a centrifuge recovery system requires high heat and creates vapor problems. Fires and explosions are possible, posing a danger to personnel as well as to the environment. Complete recovery of oil seldom is achieved and requires the use of chemicals, at additional cost. Moreover, the chemicals are difficult to eliminate from the sludge, and eventually travel back to the refinery or into the wastewater system.

        The Company believes that the MST process offers significant competitive advantages over competing oil sludge remediation processes. The Company believes the MST process is more effective, ecologically more sound, and more economical than competing systems. In addition, fewer environmental problems appear to be associated with the MST process. The cost of using the MST process is comparable to centrifuging, which is between $3 and $15 a barrel plus $.25 to $1.50 a barrel if chemicals are used. The Company expects the MST process to recover 50% to 90% of the oil, while centrifuging usually would recover less. The Company believes that the sale value of the hydrocarbons recovered by the MST process can offset a portion of the cost of operation.

        The Company's competitors include both very large companies engaged in oil sludge remediation and small operators with portable burners who incinerate oil sludge and move from site to site.

        The Company's largest competitors are:

        o Waste Management, Inc., which handles bio-remediation, liquid solidification, and waste transportation, is a nationwide company with 25 operating units in the Texas, Oklahoma, and Louisiana regions.

        o DuraTherm, Inc., which is the nation's leader in hazardous solid waste handling, processing and recovery, has a $20 million facility in Houston, Texas that receives products from all over North America./1

        o Alfa Laval, a manufacturer of remediation equipment, has a worldwide coverage of centrifuges and other separation equipment, plus a service company in most oil producing regions.

        Many of the companies with which the Company competes are substantially larger and have substantially greater resources and market recognition and broader capabilities than the Company. It is also likely that other competitors will emerge in the future. As a consequence, there is no assurance that the Company will be able successfully to compete in the marketplace.

Protection of Intellectual Property

        The technology used in the MST process is proprietary. The Company does not now own patents to protect its design. Proprietary rights relating to the Company's products and processes generally will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. The Company has filed a patent application relating to its design and may seek additional patents in the future covering patentable results of research. There can be no assurance that any patent applications filed by the Company will result in patents being issued or that any patents that may be owned or licensed by the Company in the future will afford protection against competitors with similar technology, will not be infringed upon or designed around by others or will not be challenged and held to be invalid or unenforceable. In the absence of patent protection, the business of the Company may be adversely affected by competitors who independently develop substantially equivalent technology.

        Third-party patents relating to technology utilized by the Company may now exist or be issued in the future. The Company may need to acquire licenses to, or to contest the validity of, any such patents. Significant funds may be required to defend any claim that the Company infringes a third-party patent, and any such claim could adversely affect the Company until the claim is resolved. Furthermore, any such dispute could result in a rejection of any patent applications of the Company or the invalidation of any patents the Company may own in the future. There can be no assurance that any license required under any such patent would be made available or, if available, would be available on acceptable terms or that the Company would prevail in any litigation involving such patent. Any of the foregoing adverse results could have a material adverse effect on the Company and its results of operations.

        The Company seeks to protect the technology used in the MST process in part by confidentiality agreements with its advisors, employees, consultants, suppliers and vendors. The


-------------
(1)Currently, Duratherm is processing solid waste. In the future, however, it is expected that Duratherm will attempt to expand into the liquid product remediation area and become one of the Company's competitors.

Company also protects its technology by building interlocking security measures into its products. There can be no assurance, however, that these agreements and security measures will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise be disclosed to, or discovered by, competitors. In addition, there can be no assurance that persons or institutions providing research to the Company will not assert rights to intellectual property arising out of such research.

Suppliers

        The Company primarily uses standard parts and components from a variety of suppliers to produce the hardware for each MST process. Certain components are currently available only from a few limited sources. To date, the Company has not had difficulty obtaining parts and components in sufficient quantity in a timely manner. The Company does not expect to have such difficulty if and when sales of MST processes accelerate.

Government Regulation

        The Company's products are subject to government regulation by the United States Environmental Protection Agency, local and state environmental agencies, and local health departments. The Company believes that its products meet or exceed all applicable safety and environmental regulations.

Employees

        As of October 31, 1997, the Company had 10 full-time employees, five engaged in testing and manufacturing and five involved in sales and administration.


ITEM 2. PROPERTIES

        The Company leases 4,519 square feet of office space and 7,500 square feet of manufacturing space in Houston, Texas, on a month to month basis. The total lease payment for the leased space is $6,265.83 per month.

ITEM 3. LEGAL PROCEEDINGS

        A lawsuit involving the Company was filed on February 9, 1995. The defendant, Thermal Wave International Inc. (TWI), filed third-party claims against third-party defendants, including the Company, on August 20, 1996. TWI alleged that the company:

               (1) is misrepresenting itself as the exclusive source of a technology designed to perform oil sludge remediation through treatment by microwave radiation, but that such technology was actually acquired and developed by TWI;

               (2) has disclosed and/or made commercial use of TWI's trade secrets;

               (3) has violated ss. 43 (a) of the Lanham Act;

               (4) has violated ss. 16.29 of the Texas Business and Commerce
        Code;

               (5) has engaged in unfair competition, false advertising and misappropriation of proprietary information under the common law of Texas; and

               (6) has engaged in a conspiracy to misappropriate, misrepresent and wrongfully exploit technology of TWI.

        TWI sought the following remedies, inter alia, against the Company: (1) actual damages of an unspecified amount; (2) disgorgement of profits; (3) punitive damages of an unspecified amount; (4) an order to enjoining the Company from (a) using trade secrets or other proprietary information belonging to TWI;
(b) acts of unfair competition, and (c) false advertising, and (5) requirements that the Company (a) make appropriate disclosures to correct alleged false or misleading statements, and (b) disclose to TWI all details of alleged false or misleading statements.

        Management believes that TWI's claims are without merit and is vigorously defending the Company. The Company denies that it has utilized or misappropriated any trade secrets of TWI. Due to the uncertainties of the litigation, no outcome can be predicted at this stage.

        Continental Electronics Corporation claims Imperial owes it $178,845 for work performed by Continental under two contracts. The claim under one contract is approximately $100,000. Imperial believes that the claimed sum was not properly calculated under the contract. The second contract was for programing services and related hardware. The program did not functioned properly, however, and the hardware did not meet safety standards. Imperial intends to defend the claim and to pay only that portion of the claim ultimately deemed appropriate.

        The Company is subject to other litigation from time to time arising from its operations and receives occasional letters alleging infringement of patents owned by third parties. Management does not believe that any such litigation and claims that have arisen have merit or that they will have a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the OTC Bulletin Board Market under the symbol "IREC."

        The following table sets forth the range of high and low bid quotations for the Company's common stock for each of the calendar quarters of 1996 and 1997 from the commencement of public trading in the stock on April 16, 1996.

                       High and Low Bid Prices
                       -----------------------

        1996                  High Bid       Low Bid
        ----                  --------       -------

        Second Quarter*       $ 3.62         $ 0.87
        Third Quarter         $ 8.375        $ 5.1875
        Fourth Quarter        $ 6.00         $ 4.375

        1997                  High Bid       Low Bid
        ----                  --------       -------

        First  Quarter        $ 4.56         $ 2.62
        Second Quarter        $ 2.62         $ 0.62
        Third  Quarter        $ 0.75         $ 0.43
        Fourth Quarter        $ 0.96         $ 0.31

        ------------

        * From April 16, 1996.

        The quotations in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

        As of October 31, 1997, there were 540 registered holders of the Company's Common Stock.

Dividends

        The Company has not paid cash dividends to date, and it is not expected that any cash dividends will be paid in the foreseeable future. The Company intends to retain any earnings to finance its future growth.

Recent Sales of Unregistered Securities

        During the fiscal year ended October 31, 1996, the Company sold shares of its Common Stock for cash without registration under the Securities Act of 1933 on 16 different dates, as detailed in the following table:


------------------------------------------------------------------------------------------------
                        No. of          Aggregate                                     No. of
      Date            Purchasers      Purchase Price          Price per Share*     Shares Sold*
------------------------------------------------------------------------------------------------
    11/01/95                1               $8,000               $2.00                4,000
------------------------------------------------------------------------------------------------
    11/15/95                1                2,000                2.00                1,000
------------------------------------------------------------------------------------------------
    12/13/95               14               51,200                2.00               25,600
------------------------------------------------------------------------------------------------
    12/23/95                1               12,000                2.00                6,000
------------------------------------------------------------------------------------------------
    01/07/96                9               22,400                2.00               11,200
------------------------------------------------------------------------------------------------
    01/07/96                1                  500                4.00                  125
------------------------------------------------------------------------------------------------
    01/07/96                1                1,500                3.00                  500
------------------------------------------------------------------------------------------------
    01/11/96                2               65,000                4.00               16,250
------------------------------------------------------------------------------------------------
    01/23/96                9              204,305                2.00            102,150.5
------------------------------------------------------------------------------------------------
    01/24/96                4               92,000                2.00               46,000
------------------------------------------------------------------------------------------------
    01/26/96                1               50,000                2.00               25,000
------------------------------------------------------------------------------------------------
    01/31/96                1                8,000                2.00                4,000
------------------------------------------------------------------------------------------------
    01/31/96                6               21,200                2.50                8,480
------------------------------------------------------------------------------------------------
    02/05/96                2                3,000                3.00                1,000
------------------------------------------------------------------------------------------------
    02/14/96                2                9,000                3.00                3,000
------------------------------------------------------------------------------------------------
    02/16/96                1                3,000                3.00                1,000
------------------------------------------------------------------------------------------------
    04/18/96                1               12,000                3.00                4,000
------------------------------------------------------------------------------------------------
    05/10/96                1               40,000                2.00               20,000
------------------------------------------------------------------------------------------------
    05/10/96                3               40,000                2.50               16,000
------------------------------------------------------------------------------------------------
    05/10/96                4              102,000                3.00               34,000
------------------------------------------------------------------------------------------------
    08/15/96                1             5,000.00                6.00                  833
------------------------------------------------------------------------------------------------
     TOTAL                 66**           $752,105                                330,138.5
------------------------------------------------------------------------------------------------

* Numbers have not been adjusted toect .03 for 1 stock dividend of November 22, 1996.

** Total is not sum of column because some purchasers purchased more than once.

        In addition to the sales reflected in the table above, the Company issued 10,345 shares of Common Stock to 15 individuals on September 4, 1996 and 4,938 shares of Common Stock to four individuals on October 30, 1996. All of these individuals were employees of either the Company, NSA, Inc., which was providing administrative support services to the Company at the time, or Food Development Corporation, which was also providing services to the Company at the time. See "Item 12. Certain Relationships and Related Transactions." Shares of Common Stock were issued to these individuals in lieu of other compensation. The Company also issued 25,000 shares of Common Stock to a lawyer providing services to the Company in lieu of other compensation on January 24, 1996.

        Current management believes that prior management relied upon the exemption provided in Section 4(2) of the Securities Act, which covers "transactions by an issuer not involving any public offering," to issue the shares discussed and identified in the table above without registration under the federal Securities Act of 1933. Except in the case of the issuance to the lawyer and to employees, purchasers of the shares were business associates, family members and friends of officers and directors of the Company. The certificates representing the shares sold were marked with a legend indicating that transfer of the shares was restricted because they had not been sold in a registered offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Since its inception in 1995, the Company has been actively developing its petroleum sludge treatment technology. From inception Imperial has sustained cumulative losses of approximately $4,804,746. The losses include expenses for the following:

               (a) The purchase of Phonon Technologies, a microwave and chemical research and development company, in the amount of $349,500;

               (b) Costs of approximately $1,795,324 to fund the research and development of Imperial's MST process for treating oil sludge and further improving its present technologies; and

               (c) General and administrative (G&A) expenses, which include the international and domestic marketing of Imperial's microwave technology and oil sludge remediation product line.

        The above losses have been funded in part by private sales of common stock which have resulted in net cash proceeds of approximately $3,620,000.

        In December 1996, the Company effected a significant number of cost-cutting initiatives aimed at continuing to fund its operations from existing resources and reducing the level of revenue required to achieve a break-even/cash flow position. The Board of Directors relocated corporate headquarters to Houston, Texas. This relocation has saved the Company money by consolidating management and operations into the same area for better coordination and communication. The relocation also provided a strategic benefit by placing the Company in the oil capital of the world, thus exposing it to hundreds of Houston-based companies involved in the petro-chemical industry. The relocation should better enable the Company to meet directly with interested parties and interface with oil industry executives in a position to make decisions to further the goals of the Company.

        In December 1996, a management re-organization also was instituted. Since that time, Imperial has substantially completed its capital expenditure program, field tested its MST-1000, and built an inventory of key components. Current management has instituted a complete set of internal policies on cost control. These have resulted in major cost reductions to date.

        The Company recognizes the key to success at this time requires extensive promotion. Management intends to implement a strategic marketing plan with the following objectives:

o Position the Company as a leader in microwave technology both domestically and internationally.

o Increase awareness and name recognition of Imperial among petroleum industry clients.

o    Generate qualified sales leads and potential joint venture partners.

o Increase, through market research, significant information to create immediate and long-term marketing plans.

o Expand sales materials, emphasizing use of a product video and the Company's website.

o Continue to contact media groups to further establish an image as a highly professional organization interested in helping solve environmental problems while improving customer's bottom line.

o Communicate on a regular basis with editors of major trade, business and local petroleum-related publications to increase coverage of the Company's technology.

o Create an internal/external newsletter to serve as an informational piece for internal personnel, shareholders, key clients and media sources.

o Increase communication with the financial community, including brokers and potential investors.

o    Join industry and environmental organizations to further corporate goals.

        Even though the Company has been restricted by cash flow, marketing efforts have been ongoing. Management believes that the interest generated in the MST technology thus far indicates solid demand for products utilizing the technology. In an effort to produce MST sales, the Company is continuing with product testing efforts and has targeted several large volume users. Management currently is hopeful that an order for an MST-1000 will be placed in the first fiscal quarter of 1998, and that orders for two MST-1000 units will be placed in the second quarter of fiscal year 1998. The Company's plan of operations envisions the placement of two to three orders per quarter in the remainder of fiscal year 1998.

        The foregoing discussion contains certain forward looking statements which involve risks and uncertainties. Imperial's actual results could differ materially from the results anticipated in such statements.

Fiscal Year Ended October 31, 1996 Compared to Fiscal Year Ended October 31,
1995

        The Company has sustained substantial losses from operations since inception, and such losses have continued since October 31, 1996. In addition, the Company has used, rather than provided, cash in its operations.

        The Company has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue operations.

        A change in management occurred in December 1996, wherein the number of administrative and marketing personnel was reduced, operations were relocated to less costly facilities, and marketing and promotion costs were lowered.

        In mid-1997, the Company completed development and demonstration of a redesigned MST-1000 and began field testing.

        Management has aggressively sought to restructure its liabilities to reduce near-term cash requirements. Such restructuring activities include the following:

o In July 1997, an agreement was reached to settle the remaining obligations resulting from the Company's acquisition of assets from Phonon Technologies, Inc., by issuing 100,000 shares of common stock and reassigning the rights to certain technologies previously acquired.

o In June 1997, the Company settled its commitment under a long-term lease in Las Vegas, Nevada, which carried a monthly commitment in excess of $25,000, by issuing 100,000 shares of common stock and by agreeing to pay the landlord $100,000 in June 1998.

o In August 1997, the Company reached an agreement with Food Development Corporation (FDC), a company which is owned by the Chairman of the Company's Board of Directors and which has funded operations of the Company since inception. The agreement required the Company to repay $703,000 on May 1, 1998. Of this sum, $661,000 was outstanding at October 31, 1996.

        The Company has been in the development stage since operations commenced in 1995 with substantially all of management's attention focused on developing products based upon its sludge remediation process, promoting the Company within its targeted industries, and raising capital to finance operations. As such, the Company has not realized any sales since operations began in 1995.

        Operating expenses in fiscal 1996 were $4,105,683 as compared to $700,749 in fiscal 1995, an increase of 486%. The increase is partially attributable to fiscal 1995 containing only four months of operations in which the Company had reduced staff levels and had outsourced the initial development phase of the first prototype. Research and development expenses in fiscal 1996 were $1,355,324 as compared to $440,000 in fiscal 1995, an increase of 208%. This increase was due to continued development of an MST-4000 prototype unit which was outsourced in 1995 and then bought in-house in 1996. By the end of fiscal 1996, the first unit was completed and demonstrable. Therefore, management does not expect development expenditures in fiscal 1997 to be as significant as they were in fiscal 1996.

        In August 1996, the Company acquired certain assets consisting primarily of patents and technology from Phonon Technologies, Inc. A charge of $349,500 was recorded in the fiscal 1996 financial statements associated with this acquisition to expense the portion of the purchase price related to technology and patents which the Company has reassigned.

        General and administrative expenses in fiscal 1996 totaled $2,283,941 as compared to $260,749 in fiscal 1995, which as discussed above constituted only a partial year of operations. Of these expenses, $846,283 in fiscal 1996 were funded or incurred by National Security Analysts, Inc. or Food Development Corporation, both entities controlled by stockholders of the Company. Such expenses consisted of administrative support, marketing, technology development, and management salaries necessary due to lack of existing infrastructure within the Company. Management has curtailed significantly such expenses in fiscal 1997 as internal management has increased its involvement in the administrative, product development and selling and marketing functions of the Company. Other general and administrative expenses in fiscal 1996 include non-cash charges of approximately $340,000 associated with the issuance of common stock to employees and a vendor for services rendered to the Company.

        In fiscal 1997, management entered into a lease in Las Vegas, Nevada for space intended to be used for production and manufacturing. However, due to delays in bringing its products to market and the relocation by new management to Texas in late 1996, the facility was abandoned by the Company. As a result of abandonment, the Company recorded a charge of $161,918 for the cost attributable to a settlement reached with the landlord in July 1997.

Liquidity and Capital Resources

        Imperial's business is capital intensive. The Company has funded its operations principally from the private placement of common stock and debt financing that has subsequently been converted into common stock. On October 31, 1996, Imperial's aggregate liabilities were approximately $2,005,804 and the Company had negative working capital of approximately $400,555. By mid-November 1996, Imperial had no available cash or marketable securities.

        In December 1996, Barry Meuse, President/CEO, Richard Wiewiorka, Vice President, and Joseph Meuse, Secretary resigned their positions as officers and members of the Board of Directors.

        The following officers/directors remained: Henry Kartchner, Chairman/CEO; Larry Taylor, President; Brent Kartchner, Secretary/Vice President of Operations. Mr. Taylor resigned from the presidency and Board of Directors of the Company late in fiscal year 1997.

        Beginning in December l996, Imperial, under new management, began a major effort to restructure its operations and reorganize its business focus that enabled the Company to continue to fund its operations. The efforts to reduce costs and expenses included closing Imperial's large corporate offices in Alexandria, Virginia and its leased facility in Las Vegas, Nevada. This move allowed the consolidation of both facilities in Houston, Texas. Additionally, by reducing staff, eliminating costly consultants, focusing R&D and streamlining office activities, management estimates that monthly expenses have been reduced by approximately 40%.

        These factors enabled Imperial to continue to fund operations from its existing sources and reduce the revenue required to achieve break-even. Imperial has not yet completed a laboratory in Houston and estimates that it will require $75,000 near-term capital to complete this facility.

        Since the re-organization started in December 1996, Imperial has struggled to stabilize its financial condition by raising capital through private placements of equity and debt.


ITEM 7. FINANCIAL STATEMENTS

        Please see attached.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not required because previously reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers.

        The current directors and executive officers of the Company are Henry H. Kartchner, 73, and C. Brent Kartchner, 51.

        Henry Kartchner has served as a director and Chairman of the Board of the Company since December 1995 and as Chief Executive Officer since December 1996. Mr. Kartchner also is Chief Executive Officer of Food Development Corporation, an international agribusiness, which he founded in 1975. Under his leadership, FDC grew to annual revenues of $75 million.

In 1970, he founded Desert Magic, Inc., an agribusiness that included 10,000 acres of irrigated land, processing plants and a nationwide marketing system. During the 1960's, Mr. Kartchner was an executive with the H.J. Heinz company and responsible for the fastest growing food sector of the Company.

        Brent Kartchner has been Vice President of Operations and Secretary of the Company since December 1996 and a director of the Company since September 1995. He also was a Vice President of the Company from September 1995 to December 1996. From 1992 to 1994, Mr. Kartchner was General Manager and co-owner of Pacific Northwest Farming--Oregon Potato Processing Center, a 12,000 acre agribusiness that included production and marketing and a transportation division, plus the nation's largest potato dehydrating factories. From 1987 to 1992, Mr. Kartchner was Vice President of Marketing of Sunkyong Limited, one of the largest grain/foodstuff importers into South Korea. Mr. Kartchner received a Bachelor of Science degree in agronomy and business management from Brigham Young University in 1971. Brent Kartchner is the son of Henry Kartchner.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's executive officers and directors and any persons who own beneficially more than 10% of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") as well as to furnish the Company with a copy of each such report. Additionally, SEC regulations require the Company to identify in its proxy statement and Annual Report on Form 10-KSB those individuals for whom one or more of these reports required under Section 16 was not filed on a timely basis during the most recent fiscal year or prior fiscal years.

        All executive officers, directors and 10% beneficial owners of the Company's Common Stock who were such on October 7, 1996, the date on which the Company's Common Stock became registered under the Act, were required under
Section 16(a) to file an initial statement of beneficial ownership on Form 3 within 10 days of that date. Mr. Henry Kartchner and Mr. Brent Kartchner did not file their initial statements of beneficial ownership until August 11, 1997. To the Company's knowledge, Mr. Barry Meuse, Mr. Larry Taylor and Mr. Richard Wieworka, who were executive officers, directors and 10% beneficial owners at the time, and Mr. Owen K. Stephenson, who was a 10% beneficial owner, have not yet filed their initial statements of beneficial ownership.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth certain information concerning the compensation paid or accrued by Imperial, to or on behalf of the Imperial's Chief Executive Officer and other executive officers determined for services provided in the fiscal years indicated.

                                              Annual Compensation

          Name                                                   Other
          and                                                    Annual
          Principal                       Salary      Bonus      Compensation
          Position             Year       ($)         ($)        ($)
          --------------------------------------------------------------------

          Henry Kartchner      1996       12,000       0           0
          Chairman             1995          -         0           0

          Barry Meuse          1996       35,000       0           0
          CEO/President        1995       10,000       0           0

          Brent Kartchner      1996       17,500       0           0
          Vice President       1995           -        0           0

          Larry Taylor         1996       58,600       0           0
          Vice President       1995       23,000       0           0

          Richard Wiewiorka    1996       46,500       0           0
          Vice President       1995       23,000       0           0

Compensation of Directors

        Directors receive no compensation or fees for their services rendered in such capacity.

Employment Contracts

        There were no written employment contracts for any Imperial employees in the fiscal year ended October 31, 1996 and have been none since then.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Certain Beneficial Owners

        As of October 31, 1997 the persons (including any "group") named in the table below were believed by the management of the Company to be beneficial owners of more than five percent of the Common Stock of the Company under SEC Rule 13d-3. Under that Rule, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, management believes that each person indicated above has sole power to vote, or dispose or direct the disposition, of all shares beneficially owned, subject to applicable community property laws.

                  Five-Percent Owners and Management Holdings(1)
        ----------------------------------------------------------------------
         Name and                        Amount and
         Address of                      Nature of
         Beneficial                      Beneficial
         Owner                           Ownership(2)          Percent of Class
         ---------------------------------------------------------------------

         C. Brent Kartchner              1,098,041                8.38%
         57 Quail Run Rd.
         Henderson, NV 89014

         Henry Kartchner                 2,585,705(3)            18.65%
         3216 S. Everett Place
         Kennewick, WA 99336

         Rex H. Lewis                    2,000,000               15.27%
         2325-A Rennaissance Dr.
         Las Vegas, NV 89119

         Larry Taylor                    1,297,665(4)             9.90%
         12250 S. Kirkwood #625
         Stafford, TX 77477

         All Officers & Directors        3,683,746               26.57%
           as a Group(5)

       ---------------
       (1) Another person or person may own beneficially 5% or more of the Company's Common Stock without management's having sufficient evidence to conclude that such an ownership position currently exists.

       (2) All shares are held directly except that (i) Mr. Henry Kartchner's beneficial holdings include 1,348,341 shares held directly, 473,625 shares held by Food Development Corporation, which he controls, and exercisable options to acquire 763,739 shares at $0.31 per share held by Food Development Corporation, and (ii) Mr. Lewis' shares are held by Maya LLC, an entity he controls.

       (3) Mr. Henry Kartchner has agreed to return 250,000 shares to the Company for cancellation, which would reduce his beneficial ownership to 2,335,705 shares or 17.16% of the outstanding class.

       (4) Since October 31, 1997, Mr. Taylor has returned 600,000 shares to the Company for cancellation, reducing his total beneficial ownership to 429,665 shares, or 3.28% of the outstanding class.

       (5) Includes two individuals, Mr. Henry Kartchner and Mr. Brent
           Kartchner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In September 1995, the following six individuals entered into an agreement of which the Company was a third-party beneficiary: C. Brent Kartchner, Henry H. Kartchner, Barry Meuse, Owen K. Stephenson, Larry D. Taylor and Richard Wieworka. Under the agreement, Mr. Stephenson, who represented that he controlled 6,961,000, or 99.4 %, shares of the Company's 7,000,000 outstanding shares of Common Stock, was to convey 1,066,000 of the shares to each of the other parties to the agreement. In exchange, the other parties promised to provide the consideration set forth opposite each of their names below:

Party                       Consideration
-----                       -------------


C. Brent Kartchner          Agreement to provide operational and fabrication
                            services to the Company for minimal compensation to be agreed upon.

Henry H. Kartchner          Economic support and credit required to fabricate
                            and test the initial MST-4000 prototype for minimal compensation.

Barry Meuse                 Agreement to provide management services to the
                            Company, for compensation to be agreed upon.

Larry D. Taylor             Agreement to act as marketing representative for the
                            Company, for compensation to be agreed upon.

Richard Wieworka            Agreement to provide corporate development services
                            to the Company, for compensation to be agreed upon.


        Mr. Stephenson agreed to, and in connection with consummation of the transactions provided for in the agreement did, transfer and assign the consideration provided by each of the parties listed in the table above to the Company. In addition, in order to induce such parties to enter into the agreement, Mr. Stephenson agreed to provide consulting services to assist in transforming the Company into a public company with its shares of Common Stock eligible for public trading in the United States. The Company did not record any value for the assets transferred and assigned to it by Mr. Stephenson in the transaction.

        The Company has engaged in transactions with NSA, Inc. ("NSA"), an entity controlled by Mr. Barry Meuse, who at the time of the transactions was a more-than-5% stockholder, officer and director of the Company. During the fiscal year ended December 31, 1996, the Company incurred liabilities to NSA of $244,880 for administrative support services, travel and other associated costs; $93,571 for office rent; and $257,023 in noninterest bearing advances or payments to Company vendors to fund working capital needs. As of October 31, 1996, $138,637 of the aggregate of these amounts had not been paid. The Company increased its liability to NSA by $265,363 for additional costs, rent and advances in November and December of 1996. Mr. Meuse ceased to be an officer and director of the Company in December 1996.

        The Company is disputing claims of NSA for $671,194 in additional costs and charges allegedly incurred, including $478,184 in salary for Mr. Meuse from September 1995 to December 1996, 1997 rent of $100,000, and interest of $93,010 on the outstanding balance.

        The Company also has engaged in transactions with Food Development Corporation ("FDC"), an entity controlled by Henry H. Kartchner, the Company's Chairman of the Board. During the fiscal year ended October 31, 1996, the Company reimbursed FDC $275,000 for research and development expenses it had incurred on behalf of the Company. In addition, in August 1997 the Company executed a note for $703,282 to FDC to cover the reimbursement of other research and development expenses incurred by FDC on behalf of the Company, including an additional $183,407 in fiscal year 1995, $469,770 in fiscal year 1996, and $661,677 in fiscal year 1997. The note bears interest at 10% annually, and is due no later than May 1, 1998.

        From March to October 1996, Phoenix Financial and Eagle Trust, entities believed to have been controlled by Owen K. Stephenson, whom management believes was a more-than-5% beneficial owner of the Company's Common Stock at the time, loaned the Company $1,884,004, with no provision being made for the payment of interest. In December 1996, the Company issued 450,139 shares of Common Stock (equal to $4.185 per share) to repay the loans in full. The same entities loaned the Company an additional $450,000 in early fiscal year 1997, with no provision being made for the payment of interest. The Company repaid this amount in April 1997 by issuing 109,939 shares of Common Stock (equal to $4.09 per share).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements

        The following financial statements are included in this report:

        Report of Independent Certified Public Accountants

        Balance Sheets as of October 31, 1995 and 1996

        Statements of Operations for the years ended October 31, 1995 and 1996

        Statements of Stockholder's Deficit for the years ended October 31, 1995 and 1996

        Statements of Cash Flows for the years ended October 31, 1995 and 1996

        Notes to Financial Statements

Exhibits

           The exhibits to this report are identified in the Exhibit Index, which appears immediately after the signature page and is incorporated in this
Item 13 by this reference.

Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 1997.


                              IMPERIAL PETROLEUM RECOVERY CORPORATION


                              By   /s/ Henry H. Kartchner
                                   ------------------------------------
                                   Henry H. Kartchner
                                   Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Henry H. Kartchner                                       November 24, 1997
--------------------------------------
Henry H. Kartchner
Chairman and Chief Executive Officer
(Principal Executive Officer)


/s/ C. Brent Kartchner                                       November 24, 1997
--------------------------------------
C. Brent Kartchner
Vice President and Director

IMPERIAL PETROLEUM RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)


Financial Statements and Report of
Independent Certified Public
Accountants

October 31, 1996 and 1995
---------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Contents

-------------------------------------------------------------------------------


Report of Independent Certified Public Accountants               3


Financial Statements

   Balance Sheets                                               4-5

   Statements of Operations                                      6

   Statements of Stockholders' Deficit                           7

   Statements of Cash Flows                                      8

   Notes to Financial Statements                               9-16

Report of Independent Certified Public Accountants


Board of Directors
Imperial Petroleum Recovery Corporation
   (a development stage company)


We have audited the accompanying balance sheets of Imperial Petroleum Recovery Corporation (a development stage company) (a Nevada corporation) as of October 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Imperial Petroleum Recovery Corporation (a development stage company) as of October 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and for cumulative amounts since inception in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred cumulative net losses of approximately $4,804,746 since inception of operations and as of October 31, 1996, the Company's current liabilities exceeded its current assets by $400,555 and its total liabilities exceeded its total assets by $3,009,535. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                              GRANT THORNTON LLP

Vienna, Virginia
June 9, 1997, except for Note D,
   as to which the date is July 9, 1997; Note E, as to which the date is August 15, 1997; and Note G, as to which the date is July 7, 1997

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets

-------------------------------------------------------------------------------------------------
October 31,                                                       1996               1995
-------------------------------------------------------------------------------------------------
                                                                                  (as restated;
                                                                                   see Note H)
Assets

Current Assets
   Cash and cash equivalents                                   $      -             $208,339
   Officer and employee advances                                146,884               15,000
   Inventory                                                    132,000                    -
   Deposits                                                           -                1,989
                                                               ----------------------------------

Total Current Assets                                            278,884              225,328

Property and Equipment, net of accumulated depreciation
   of $3,362 at October 31, 1996                                158,501                    -

Technology Rights--held for note settlement                     339,500                    -
                                                               ----------------------------------

                                                               $776,885             $225,328
-------------------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets--Continued

-------------------------------------------------------------------------------------------------
October 31,                                                        1996               1995
-------------------------------------------------------------------------------------------------
                                                                                  (as restated;
                                                                                   see Note H)

Liabilities and Stockholders' Deficit

Current Liabilities
   Bank overdraft                                              $    51,934          $       -
   Notes payable--Phonon acquisition--current portion               20,000                  -
   Accounts payable--trade                                         341,707                  -
   Accounts payable--National Security Analysts, Inc.              138,638            458,407
   Accrued employee expense reimbursements                         124,542             50,661
   Current portion of abandoned lease obligation                     2,618                  -
                                                               ----------------------------------

Total Current Liabilities                                          679,439            509,068

Note Payable--Phonon acquisition--noncurrent                       339,500                  -

Note Payable--Food Development Corporation                         661,677                  -

Accrued Lease Obligation--noncurrent                               100,000                  -

Obligations to Be Settled in Stock
   Loans from affiliated entities                                1,884,004                  -
   Abandoned lease obligation                                       59,300                  -
   Phonon acquisition                                               62,500                  -
                                                               ----------------------------------
                                                                 2,005,804                  -

Commitments and Contingencies                                            -                  -

Stockholders' Deficit
   Common stock--authorized 100,000,000 shares; $.001
      par value; issued and outstanding 8,315,080 and
      7,884,372 shares at October 31, 1996 and 1995,
      respectively                                                   8,315             7,882
   Common stock subscribed                                          (7,730)           (7,730)
   Additional paid-in capital                                    1,794,626           416,348
   Deficit accumulated during the development stage             (4,804,746)         (700,240)
                                                               ----------------------------------

Total Stockholders' Deficit                                     (3,009,535)         (283,740)
                                                               ----------------------------------

                                                               $   776,885         $ 225,328
-------------------------------------------------------------------------------------------------


                The accompanying notes are an integral part of these statements.

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Operations

----------------------------------------------------------------------------------------------------------
                                                         Cumulative
                                                           Amounts             Year ended October 31,
                                                            Since              ----------------------
                                                          Inception            1996              1995
----------------------------------------------------------------------------------------------------------
                                                                                   (as restated;
                                                                                    see Note H)

Revenue                                                 $          -        $        -         $       -

Cost of Goods Sold                                                 -                 -                 -
                                                        --------------------------------------------------

Gross Profit                                                       -                 -                 -

Operating Expenses
   Research and development expenses--prototype            1,795,324         1,355,324           440,000
   Acquired research and development--Phonon
      Technologies                                           349,500           349,500                 -
   General and administrative expenses
      Internal administration, selling and marketing
        expense                                            1,508,062         1,430,720            77,342
   Administrative and operating support costs--
      related parties                                        991,628           808,221           183,407
   Loss on abandonment of leased facility                    161,918           161,918                 -
                                                        --------------------------------------------------

Loss from Operations                                      (4,806,432)       (4,105,683)         (700,749)

Other Income
   Interest income                                             1,686             1,177               509
                                                        --------------------------------------------------

Net Loss                                                $ (4,804,746)      $(4,104,506)       $ (700,240)
----------------------------------------------------------------------------------------------------------

Loss per Share                                                             $      (.46)       $     (.41)
----------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                                          8,980,081         7,679,126
----------------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements.

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Stockholders' Deficit

---------------------------------------------------------------------------------------------------------------------
Years ended October 31, 1996 and 1995
---------------------------------------------------------------------------------------------------------------------
                                                                                                            Common
                                                                            Price per       Common           Stock
                                                          Date                Share         Shares        Subscribed
                                                          ----                -----         ------        ----------
Balance, November 1, 1994                                                                  7,729,702        $(7,730)

Issuance of Common Stock for Cash            September 1995-October 1995     $1.94            89,812              -
                                             September 1995-October 1995      3.85            62,858              -

Net Loss                                                                                           -              -
                                                                                           --------------------------
Balance, October 31, 1995                                                                  7,882,372         (7,730)

Issuance of Common Stock for Cash            November 1995-April 1996         1.94           158,734              -
                                             November 1995-April 1996         2.41            13,794              -
                                             November 1995-April 1996         3.17            21,626              -
                                             November 1995-April 1996         3.88            60,044              -
                                             November 1995-April 1996         4.86            11,890              -
                                             November 1995-April 1996         5.07             7,366              -
                                             July 1996                        3.00            83,333              -
                                             September 1996                   4.34            11,513              -

Issuance of Common Stock to Vendor
   for Services Rendered                     August 1996                      5.94            25,750              -

Issuance of Common Stock to Employees
   for Services Rendered                     October 1996                     4.84            38,658              -

Net Loss                                                                                           -              -
                                                                                           --------------------------
Balance, October 31, 1996                                                                  8,315,080        $(7,730)
---------------------------------------------------------------------------------------------------------------------

                                                                          Deficit
                                                                        Accumulated
                                                       Additional        During the
                                          Common        Paid-in         Development
                                          Stock         Capital            Stage
                                          -----         -------            -----
Balance, November 1, 1994                $7,730       $       -        $         -

Issuance of Common Stock for Cash            90         174,310                  -
                                             62         242,038                  -

Net Loss                                      -               -           (700,240)
                                         -------------------------------------------
Balance, October 31, 1995                 7,882         416,348           (700,240)

Issuance of Common Stock for Cash           159         308,067                  -
                                             14          33,351                  -
                                             22          68,478                  -
                                             60         233,120                  -
                                             12          57,822                  -
                                              7          37,393                  -
                                             83         249,917                  -
                                             12          49,989                  -

Issuance of Common Stock to Vendor
   for Services Rendered                     26         152,974                  -

Issuance of Common Stock to Employees
   for Services Rendered                     38         187,167                  -

Net Loss                                      -               -         (4,104,506)
                                         -------------------------------------------
Balance, October 31, 1996                 8,315      $1,794,626        $(4,804,746)
------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements.

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Cash Flows

----------------------------------------------------------------------------------------------------------
                                                         Cumulative
                                                           Amounts              Year ended October 31,
                                                            Since               ----------------------
                                                          Inception             1996              1995
----------------------------------------------------------------------------------------------------------
                                                                                            (as restated;
                                                                                             see Note H)

Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities
   Net loss                                              $(4,804,746)      $(4,104,506)        $(700,240)
                                                         -------------------------------------------------
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation                                            3,360             3,360                 -
       Noncash charge associated with acquisition            349,500           349,500                 -
       Accrued loss on abandonment of leased facility        161,918           161,918                 -
       Charges associated with stock issuances to
          vendor                                             153,000           153,000                 -
       Related party expenses included in note
          payable                                            661,677           661,677                 -
       Changes in assets and liabilities
          Increase in inventory                             (132,000)         (132,000)                -
          Decrease (increase) in deposits                          -             1,989            (1,989)
          Increase in officer and employee advances         (146,884)         (131,884)          (15,000)
          Increase in accrued liabilities                    124,542            73,881            50,661
          Increase in accounts payable                       480,345            21,938           458,407
                                                         -------------------------------------------------

Total Adjustments                                          1,655,458         1,163,379           492,079
                                                         -------------------------------------------------

Net Cash Used in Operating Activities                     (3,149,288)       (2,941,127)         (208,161)
                                                         -------------------------------------------------

Cash Flows from Investing Activities
   Cash paid for acquisition                                 (94,000)          (94,000)                -
   Additions to property and equipment                      (161,863)         (161,863)                -
                                                         -------------------------------------------------

Net Cash Used in Investing Activities                       (255,863)         (255,863)                -
                                                         -------------------------------------------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock                  1,642,213         1,225,713           416,500
   Proceeds from loans from affiliated entities            1,884,004         1,884,004                 -
   Payments on notes payable                                (173,000)         (173,000)                -
   Proceeds from bank overdraft                               51,934            51,934                 -
                                                         -------------------------------------------------

Net Cash Provided by Financing Activities                  3,405,151         2,988,651           416,500
                                                         -------------------------------------------------

Net (Decrease) Increase in Cash                                    -          (208,339)          208,339

Cash and Cash Equivalents, Beginning of Period                     -           208,339                 -
                                                         -------------------------------------------------

Cash and Cash Equivalents, End of Period                  $        -         $       -         $ 208,339
----------------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements.

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements

-------------------------------------------------------------------------------
October 31, 1996 and 1995
-------------------------------------------------------------------------------


NOTE A--REALIZATION OF ASSETS


   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since inception, and such losses have continued since October 31, 1996. In addition, the Company has used, rather than provided, cash in its operations.

   In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet is financing requirements on a continuing basis, to maintain present financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

   The Company has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence.

   A change in management occurred in December 1996, wherein the number of administrative and marketing personnel was reduced, operations were relocated to less costly facilities, and marketing and promotion costs were lowered. The Company's senior management continues to forego cash-based compensation until cash flow improves.

   In mid-1997, the Company completed development and demonstration of a prototype unit, and is prepared to begin production for interested customers.

   Management has aggressively sought to restructure its liabilities to reduce near-term cash requirements. Such restructuring activities include the following:

   o In July 1997, an agreement was reached to settle the remaining obligation resulting from the Company's acquisition of assets from Phonon Technologies, Inc., by issuing 100,000 shares of common stock and reassigning the rights to certain medical technology previously acquired.

   o In June 1997, the Company settled its commitment under a long-term lease in Las Vegas, Nevada, which carried a monthly commitment in excess of $25,000, by issuing 100,000 shares of common stock and by agreeing to pay the landlord $100,000 in June 1998.

   o In August 1997, the Company reached an agreement with Food Development Corporation (FDC), a company which is owned by the chairman of the Company's board of directors and which has funded operations since inception. The agreement required the Company to repay $703,000, of which $661,000 was outstanding at October 31, 1996, no earlier than May 1, 1998. The note is convertible by FDC into common stock anytime prior to payment.

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements--Continued

-------------------------------------------------------------------------------
October 31, 1996 and 1995
-------------------------------------------------------------------------------


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   Organization

   Imperial Petroleum Recovery Corporation (a development stage company incorporated in Nevada) (the Company) has been in the development stage since commencement of operations in fiscal year 1995. Operations to date comprise developing and marketing crude oil sludge, recovery process technology. Since December 1996, principal operations have been conducted in Texas.

   Use of Estimates

   In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method. Property and equipment are depreciated over the estimated economic lives estimated to be five years.

   Research and Development Expenses

   Costs incurred in connection with developing a prototype and demonstration model of a system designed for crude oil sludge, recovery process technology have been expensed as incurred. Certain costs incurred for components of the system have been capitalized as inventory because they have alternative future uses.

   Cash and Cash Equivalents

   Cash and cash equivalents are defined as cash in checking and money market accounts, and short-term investments with original maturity dates of three months or less.

   The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

   Fair Value of Financial Instruments

   Financial instruments in the accompanying financial statements principally consist of notes payable. Such notes include the following:

   o An obligation to FDC which at October 31, 1996, amounted to approximately $661,000. Management is unable to estimate its fair value because the amount is due to a related party and market information on notes of this type is unavailable;

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements--Continued

-------------------------------------------------------------------------------
October 31, 1996 and 1995
-------------------------------------------------------------------------------


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


   o An obligation to the seller of certain assets acquired in August 1996 is stated at 1) the value of common stock issued in July 1997 in partial satisfaction of the note and 2) the remaining amount of the note of $339,500 which was settled by reassigning certain technology to the seller.

   Income Taxes

   The Company has not provided for a deferred tax asset associated with net operating losses generated to date because of uncertainty as to realization of the related tax benefits. As of October 31, 1996, the Company has a net operating loss carryforward of approximately $2,100,000 which is available to be applied against taxable income generated through 2011. Additional costs totaling approximately $2,700,000 incurred through October 31, 1996, are being classified as start-up costs for income tax reporting purposes, and will be amortized over a five-year period beginning in fiscal year 1997. Upon a change in control of the Company, the use of all or a portion of the net operating loss carryforward may be limited.

   Loss per Share

   The computation of the loss per share is based upon the weighted average number of common shares outstanding in each period and gives retroactive effect to a stock dividend in December 1996.


-------------------------------------------------------------------------------


NOTE C--NOTES AND LOANS PAYABLE


   Phonon Acquisition

   In connection with the purchase of certain assets from Phonon Technologies, Inc., in August 1996 (as described in Note G), the Company executed a noninterest bearing, non-recourse note payable to the seller in the amount of $595,000. Through October 31, 1996, the Company made payments totaling $173,000 against this obligation. In November 1996, the Company paid an additional $20,000 on the note. In a settlement agreement reached in July 1997, the Company has committed to retire a portion of the remaining principal outstanding by issuing 100,000 shares of common stock in August 1997. The obligation of $62,500 related to the stock issuance has been classified as a noncurrent liability in the accompanying 1996 financial statements, pending issuance of the stock. In addition, the Company agreed to reassign the rights to certain technology acquired in the purchase in satisfaction of the remaining balance.

   Affiliated Entities

   From March through October 1996, the Company was loaned $1,884,004 from two entities affiliated with a stockholder of the Company. The loans bore no interest. In December 1996, the Company issued 450,139 shares of common stock to repay the loans in full. The loans have been classified as noncurrent liabilities in the accompanying balance sheet pending issuance of the stock, and interest was not imputed because of the short time the loans were outstanding.

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements--Continued

-------------------------------------------------------------------------------
October 31, 1996 and 1995
-------------------------------------------------------------------------------


NOTE C--NOTES AND LOANS PAYABLE--Continued


   The Company received approximately $450,000 from the same entities as additional loans in early 1997. The loans were repaid in April 1997 when the Company issued 109,939 shares of common stock.


-------------------------------------------------------------------------------


NOTE D--COMMITMENTS AND CONTINGENCIES


   Operating Leases

   The Company leases office space and research facility in Stafford, Texas, under a month-to-month operating lease. During fiscal year 1996 and through December 1996, the Company leased office space from NSA, Inc. (see Note E), for which it paid approximately $12,500 per month. Upon the relocation of operations to Texas in December 1996, such lease payments ceased.

   In July 1996, the Company entered into a 62-month lease for offices manufacturing and research space in Las Vegas, Nevada. The Company did not commence operations in the leased facility because of delays in bringing its products to market and has since attempted to locate a subtenant or replacement tenant. As a result of the abandonment, the Company recorded a charge to operations of $161,918, which is the cost attributable to a settlement reached in July 1997. The settlement provides for the payment of $100,000 plus interest of 10% in July 1998, the issuance of 100,000 shares of common stock, and a cash payment at settlement of $2,618. The stock issuance commitment has been valued using the value of the Company's stock at the settlement date, and the associated liability has been classified as a noncurrent obligation pending issuance of the stock.

   Total rent expense, excluding the loss from the abandoned lease described above, for the year ended October 31, 1996, was approximately $351,000.

   Litigation and Asserted Claims

   A lawsuit involving the Company was filed on February 9, 1995. The defendant, Thermal Wave International, Inc. (TWI), filed third-party claims against third-party defendants, including the Company, on August 20, 1996. TWI alleged that the Company (1) is misrepresenting itself as the exclusive source of a technology designed to perform oil sludge remediation through treatment by microwave radiation despite that such technology was allegedly acquired and developed by TWI; (2) has disclosed and/or made commercial use of TWI's trade secrets; (3) has violated ss. 43(a) of the Lanham Act; (4) has violated ss. 16.29 of the Texas Business and Commerce Code; (5) has engaged in unfair competition, false advertising and misappropriation of proprietary information under the common law of Texas; and (6) has engaged in a conspiracy to misappropriate, misrepresent and wrongfully exploit technology of TWI.

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements--Continued

-------------------------------------------------------------------------------
October 31, 1996 and 1995
-------------------------------------------------------------------------------


NOTE D--COMMITMENTS AND CONTINGENCIES--Continued


   TWI sought the following remedies against the Company: (1) actual damages of an unspecified amount; (2) disgorgement of profits; (3) punitive damages of an unspecified amount; (4) attorneys' fees of an unspecified amount; (5) pre- and post-judgment interest; (6) costs of court; (7) a permanent injunction to enjoin (a) use of trade secrets or other proprietary information allegedly belonging to TWI, (b) acts of unfair competition, (c) false advertising, (d) acts constituting violations of ss. 16.29 of the Texas Business and Commerce Code, and (e) competing with TWI; and (8) to require (a) the Company to make appropriate disclosures to correct alleged false or misleading statements, and (b) the Company disclose to TWI all details of alleged false or misleading statements.

   Management believes the claims against it are without merit and is vigorously defending itself. Management is unable to predict the possible outcome of this matter.

   The Company has been presented with another claim in the amount of $250,000 associated with a customer's deposit for a contract. The Company issued 83,333 shares as collateral for the deposit and has classified the proceeds received as an addition to stockholders' equity in the accompanying financial statements, as management believes the amount is nonrefundable. The Company's Board of Directors and management vigorously dispute the customer's right to the refund under several defenses which they believe are meritorious; they do not believe the ultimate outcome of this matter will have a material, adverse impact on the Company's financial statements.

   The Company is involved in other litigation incident to the ordinary conduct of its business. Management believes the claims are without merit and is unable to predict the possible outcome of these matters.


-------------------------------------------------------------------------------


NOTE E--RELATED PARTY TRANSACTIONS


   NSA, Inc.

   The Company engages in several transactions with NSA, Inc. (NSA), an entity controlled by a stockholder and former director of the Company. These transactions are summarized as follows:

                                                                                           Amounts for the
                                                                                             Year Ended
                                                                                             October 31,
                                                                                                1996
----------------------------------------------------------------------------------------------------------
   Administrative support services, travel and other associated costs                         $244,880
   Office rent                                                                                  93,571
   Noninterest bearing advances or payments to Company vendors to fund
     working capital needs                                                                     257,023
                                                                                              ------------

                                                                                              $595,474
                                                                                              ------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements--Continued



-------------------------------------------------------------------------------
October 31, 1996 and 1995
-------------------------------------------------------------------------------


NOTE E--RELATED PARTY TRANSACTIONS--Continued


   The Company has recorded a liability to NSA at October 31, 1996, of $138,637. Subsequent to October 31, 1996, the Company has increased the liability by $265,363 for additional costs, rent, and advances in November and December 1996. However, the Company is disputing $671,194 in additional costs and charges sought by NSA associated with salary and overhead for an officer of NSA (who was part of the Company's management through December 1996) of $478,184; interest on the outstanding balance of $93,010; and 1997 rent of $100,000 on certain office space. Because a definitive settlement agreement has not been reached with NSA regarding the Company's obligation, further negotiations may result in a liability different than that recorded in the financial statements. The effect of such a change will be recorded in the period a settlement is reached.

   During the year ended October 31, 1996, an agreement was executed providing for the Company to acquire NSA, Inc., in an exchange of securities. Subsequent to executing the agreement, the Board of Directors of the Company voided the merger, believing it was not in the best interest of the Company to merge with NSA. All shares of common stock issued in connection with the merger were subsequently returned to the Company and not reflected as outstanding shares in the accompanying financial statements.

   Food Development Corporation

   The Company engages in several transactions with Food Development Corporation
   (FDC), an entity controlled by a stockholder and director of the Company. In addition, included in research and development expense in fiscal year 1995 is $275,000 associated with prototype development costs funded by FDC.

   For the years ended October 31, 1996 and 1995, FDC incurred expenses on behalf of the Company amounting to $469,770 and $183,407, respectively. As of October 31, 1996, the Company recorded a liability of $661,677 to FDC. In August 1997, the Company executed a note payable to FDC in the amount of $703,282, which includes the October 31, 1996, liability and expenses of $76,261 incurred subsequent to October 31, 1996. The note bears interest at 10%, computed prospectively from August 15, 1997, and is due no earlier than May 1, 1998. FDC may convert the balance due anytime into an equivalent number of shares of common stock at the market value on the date of the conversion.


-------------------------------------------------------------------------------


NOTE F--STOCKHOLDERS' EQUITY


   In December 1996, the Company declared a 3% stock dividend issuable to stockholders of record as of the declaration date. As a result, the accompanying financial statements retroactively give effect to the dividend.

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements--Continued

-------------------------------------------------------------------------------
October 31, 1996 and 1995
-------------------------------------------------------------------------------

NOTE F--STOCKHOLDERS' EQUITY--Continued


   In August 1996, the Company issued 25,750 shares of common stock to an attorney for legal services rendered on behalf of the Company. Legal expenses were charged for $153,000 to record the fair value of the shares issued based upon the trading price of the shares.

   In September and October 1996, the Company issued 38,658 shares of common stock to certain employees of the Company, NSA and FDC. Compensation expense recorded as a result of the stock issuance was $187,205 based upon the trading price of the shares at the date of issuance.


-------------------------------------------------------------------------------


NOTE G--SIGNIFICANT TRANSACTIONS


   In August 1996, the Company acquired certain assets consisting of technology, patents and furniture and laboratory equipment from Phonon Technologies, Inc.
   (PTI), a Houston, Texas, based research and development company, engaged in the development of microwave chemistry technologies. The purchase price for the assets was $689,000, of which $94,000 was paid at closing and the remainder financed by a non-recourse note payable collateralized only by the technology and assets acquired. The Company allocated $349,500 of the purchase price to acquired research and development costs which were expensed in the statement of operations. The remaining $339,500 related to other technology was capitalized. As described in Note C, the Company reached an agreement in July 1997 to restructure the remaining balance due on the note payable. The settlement included reassigning the capitalized technology to the seller in satisfaction of the remaining balance on the note of $339,500.

   PTI had not realized any revenue from the acquired technologies prior to the acquisition and the Company did not hire any permanent employees or occupy facilities of PTI. As such, the Company does not believe this acquisition constitutes a business acquired and has, therefore, omitted pro forma disclosures required for business combinations.


-------------------------------------------------------------------------------


NOTE H--RESTATEMENT


   The 1995 financial statements have been restated to properly reflect expenses incurred on behalf of the Company by an affiliated entity and to reflect certain cash activity not previously reflected. The effect of the restatement was to increase the deficit accumulated during the development stage as of October 31, 1995, by $674,068 and to increase net loss for the year ended October 31, 1995, by $674,068.

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements--Continued


-------------------------------------------------------------------------------
October 31, 1996 and 1995
-------------------------------------------------------------------------------


NOTE I--SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING AND INVESTING
        ACTIVITIES


   As discussed in Notes C and G, the Company acquired certain assets in part by issuing a promissory note in the amount of $595,000.


-------------------------------------------------------------------------------


NOTE J--SUBSEQUENT EVENTS


   Sale of Inventory

   In June 1997, the Company sold a prototype component carried as inventory at original cost of $132,000 in the accompanying financial statements for $234,000, payable in 36 monthly installments.

   Notes Payable

   In April and May 1997, the Company was loaned $346,067 by stockholders who are former officers of the Company. The obligations bear interest at 10% and are payable no later than one year from the origination date of each loan.

                     Imperial Petroleum Recovery Corporation

                          Exhibit Index to Form 10-KSB

Exhibit No.                           Identification of Exhibit
-----------                           -------------------------

    3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibits 2 and 2.1 to the Company's Registration Statement on Form 10-SB filed with the Commission on August 8, 1996, Commission File No. 0-21169)

    3.2                   Bylaws of the Company

     27                   Financial data schedule