Form 10KSB40
period 1997-10-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 1998-01-29
CIK 1020448

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-KSB

                             ---------------------


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1997           Commission File No. 0-21169

                     IMPERIAL PETROLEUM RECOVERY CORPORATION
                    -----------------------------------------
                  (Name of Issuer as Specified in its Charter)

            Nevada                                           76-0529110
   ------------------------------                        ------------------
  (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)


        15311 Vantage Parkway West
                Suite 160
             Houston, Texas                                     77032
---------------------------------------                      ----------
(Address of Principal Executive offices)                     (Zip Code)


                                 (281) 987-2828
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the Exchange Act:

                                      None

         Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                 ---------------
                                (Title of Class)

Check if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this report and no such disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of shares of Common Stock held by non-affiliates (based on the January 20, 1998 last sale price) was approximately $7,217,522.

As of January 19, 1998, 13,155,421 shares of the issuer's Common Stock were outstanding.

Transitional small business disclosure format: |_| Yes |X| No


================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Imperial Petroleum Recovery Corporation (the "Company" or "IPRC") is a development stage company committed to developing and marketing a proprietary oil sludge remediation process and equipment that uses high energy microwaves to separate water, oil and solids. The Company calls the process "Microwave Sludge Treatment" ("MST"), and believes it can provide an effective, ecologically sound and economical method of processing crude oil sludge and emulsions. Management believes the use of microwave energy for sludge remediation and oil recovery reduces usage of energy, chemical pollutants, reagents and solvents, and will minimize the generation of by-products or waste streams. Processing time should be reduced. Laboratory work has shown that the microwave system is 30 times faster and takes up 90% less space than conventional emulsion cracking systems. Management believes the MST system offers one of the first truly effective, economical, and safe methods to address this global problem. The MST process recovers usable hydrocarbon compounds from material that otherwise would be of little value or require disposal. Based on prototype testing and demonstrations, management believes that approximately 50% to 90% of the crude oil recovered through the MST process can be reclaimed for sale.

         In December 1996, new management assumed control of day-to-day operations of the Company. The new management included Henry H. Kartchner, Chairman and Chief Executive Officer, and C. Brent Kartchner, who is now President of the Company. The Company's new management implemented a number of cost-cutting initiatives aimed at continuing to fund the Company's operations from existing resources and reducing the level of revenue required to operate the Company.

         The Company has not yet recognized sales revenues, although it shipped an MST unit to a potential customer in August 1997. The Company is concentrating its marketing efforts on North America. Several potential domestic customers are reviewing the results of IPRC's field test trials before determining whether to enter into contracts to acquire the Company's products. Internationally, the Company has had what management regards as serious discussions with entities in Kuwait, the Netherlands and Venezuela about using the MST process to clean up stored sludge or emulsions. No assurances can be given that any of these activities will result in sales revenues for the Company.

Current Product Offerings

         The Company currently offers three product lines, each meeting a specific need within the hydrocarbon reclamation process:

         -  Microwave Sludge Technology System (MST-4000, MST-2000, MST-1000)

         -  Sludge Tank/Pit Heating Unit (SMU-60)

         -  Truck Melting System (TMS-60)

         The MST system is the Company's principal product line. An MST unit includes a computer-controlled microwave sludge remediation system consisting of all the elements needed to reclaim oil from oil sludge and "rag layer" water located in tank storage and waste pits. MST systems are modular and can be conjoined to handle larger capacity requirements as required by the customer.
The core of an MST unit consists of a microwave generator, a series of waveguides, tuners, a computer and computer control instrumentation plus the actual applicator, where the sludge/emulsion is subjected to microwave energy. The Company introduced its first MST system in 1996 for remediating oil sludge to water, marketable oil and solids. One MST system unit was shipped to a potential customer in August 1997. The unit currently is operating in an oil reclamation plant in east Texas. The potential customer currently has until approximately March 15, 1998 to decide whether to acquire the unit.

         The sludge tank/pit heating unit (SMU-60) is a low-cost sludge liquefaction and pumping platform. It is mobile, either trailer or track mounted, and provides an extended reach capability of up to 60 feet. Requiring no open flame, this unit employs the Company's MST technology and can turn sludge into a soluble product for ease of removal.

         The truck melting system (TMS-60) is the third line of products currently offered by IPRC. This unit complements the Company's other product lines by providing the customer with the means to preheat oil sludge within a tanker truck to facilitate unloading into an MST system unit or an SMU-60.

         All products currently are available for order and have a delivery schedule of approximately 90 days. Complete parts support and training programs are available for all products.

         The Company intends to assemble its products in its Houston, Texas facility, using components procured primarily from outside subcontractors and vendors. The Company intends to manufacture certain items itself and to build product units to individual customers' specifications. Each unit using the MST process will vary in size and sophistication in the software modules.

         The Company offers its products for lease directly to end users. In certain overseas markets, the Company offers its products to existing oil sludge processors through geographically-specific marketing partnerships. After leasing, the products are to be operated by the customer's or partner's personnel, after receiving technical training from the Company. IPRC intends to have technicians available worldwide to service the Company's products and to monitor and periodically check products in the field. Each MST system is to be protected by a security device to assure that the Company and its partners maintain control of the system and that any usage payments are calculated accurately.

Research and Development

         Principals of the Company began developing the MST process in 1995. Testing of a prototype unit began in September 1996. The Company has refined the MST process based on its extensive testing and feedback from potential customers and technical experts. Modifications have greatly reduced maintenance costs of MST units.

         The Company receives sludge and emulsion samples for testing at its new laboratory in Houston. The lab serves as a bench scale testing facility, capable of processing five to eight samples per day and duplicating the commercial MST system's process. The laboratory is also used for the development of new processes and specialized equipment. This lab is adjacent to the company's manufacturing facility.

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

         Another potential market for the Company's products is oil field waste management. The Company has developed a marketing plan through which it intends to attempt to penetrate this market.

         The Company intends to form strategic alliances with foreign partners in order to penetrate international markets. The Company already has formed alliances with the following:

         - DuraTherm, Inc., an environmental services and technology firm that provides thermal desorption, resource recovery, recycling, and waste minimization for hydrocarbon contaminated materials, primarily for the petroleum and petrochemical industries; and

         - Golden Shahin for General Trading and Contracting Co., a Kuwaiti company that provides logistical support for the successful completion of the Kuwait Oil Lakes Remediation Project.

         The Company believes that the MST process also can be deployed in shipping lanes and ports to treat sludge from crude oil tankers as they off-load ballast and clean their tanks before loading. The Company intends to increase efforts to market the system for this application in the future.

Competition

         The Company's competitors are firms that use a variety of processes to dispose of solid and oily non-hazardous oil field wastes. The following table provides information on these processes:


                                                   Estimated costs
                                                   (provided by disposal
                                                   companies between
         Processes                                 June 1996 and March 1997)
------------------------------------------------------------------------------------------------


--    Recycling                               $40-$45/hour (tank bottoms)
--    Chemical treatment/reuse                $12-$25/ton
--    Biological treatment/reuse              $12-$28/cubic yard
--    Landfill                                $30-$60/ton (liquids may be solidified @
                                              $150/ton and landfilled)
--    Landspread                              $95/ton; $38/barrel
--    Thermal treatment                       $40-$50/ton; $10.50/barrel
--    Reuse                                   $52-$77/barrel (tank bottoms)
--    Incinerator                             $26-$30/ton (tank bottoms)
--    Treat/injection                         $8.50-$11/barrel (depends on oil & gas content)
--    Cavern                                  $1.95-$2.85/barrel (discounts for high oil content)
--    Chemical treat/pit                      $9-$12/barrel

         Management believes that the MST process offers significant competitive advantages over competing oil sludge remediation processes, in that the MST process is more effective and more economical than competing systems. In addition, fewer environmental problems appear to be associated with the MST process. Heat, pressure, chemical, and centrifuge processes can achieve partial remediation. But these methods have drawbacks. They are expensive, pose additional environmental risks of their own, often leave volumes of untreated hydrocarbons, and usually require the transportation of sludge to special remediation sites. Use of a centrifuge/chemical recovery system requires high heat and creates vapor problems. Fires and explosions are possible, posing a danger to personnel as well as to the environment. Complete recovery of oil seldom is achieved and requires the use of chemicals, at additional cost. Moreover, the chemicals are difficult to eliminate from the sludge, and eventually travel back to the refinery or into the wastewater system. Incineration, which is still prevalent in developing nations, is easy, low in cost and does not require sophisticated technology if the process is not subject to environmental rules and procedures. If done under environmental rules and regulations, however, incineration is costly. In addition, most incineration systems destroy the sludge in a way that does not produce usable hydrocarbon byproducts.
                                      -5-

         Oil sludge remediation services are being provided at over 80 sites within the 10-state area encompassed by Arizona, California, Colorado, Louisiana, Mississippi, New Mexico, Nevada, Texas, Utah, and Wyoming. Each company providing these services is using a technology which has been effective. Management believes, however, that each of these technologies can be greatly enhanced by the introduction of IPRC's remediation systems. The Railroad Commission of Texas has identified 38 permitted reclamation plants within the state of Texas. Each of these locations represents both a competitor and a potential customer for IPRC.

         The Company's largest competitors are:

         - Waste Management, Inc., which handles bio-remediation, liquid solidification, and waste transportation, is a nationwide company with 25 operating units in the Texas, Oklahoma, and Louisiana regions.

         - DuraTherm, Inc., which is the nation's leader in hazardous solid waste handling, processing and recovery, has a $20 million facility in Houston, Texas that receives products from all over North America.1

         - Alfa Laval, a manufacturer of remediation equipment, has a worldwide coverage of centrifuges and other separation equipment, plus a service company in most oil producing regions.

         Many of the companies with which the Company competes are substantially larger and have substantially greater resources and market recognition and broader capabilities than the Company. It is also likely that other competitors will emerge in the future. As a consequence, there is no assurance that the Company will be able successfully to compete in the marketplace.

Protection of Intellectual Property

         The technology used in the MST process is proprietary. The Company does not currently own patents to protect its design. The Company has filed a patent application relating to its design and may seek additional patents in the future covering patentable results of research. There can be no assurance that any patent applications filed by the Company will result in patents being issued or that any patents that may be owned or licensed by the Company in the future will afford protection against competitors with similar technology, will not be infringed upon or designed around by others or will not be challenged and held to be invalid or unenforceable. Proprietary rights relating to the Company's products and processes generally will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. In the absence of patent protection, the business of the Company may be adversely affected by competitors who independently develop substantially equivalent technology.

--------
1 Currently, Duratherm is processing solid waste. In the future, however, it is expected that Duratherm will attempt to expand into the liquid product remediation area and become one of the Company's competitors.

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

         The Company seeks to protect the technology used in the MST process in part by confidentiality agreements with its advisors, employees, consultants, suppliers and vendors. The Company also protects its technology by building interlocking security measures into its products. There can be no assurance, however, that these agreements and security measures will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise be disclosed to, or discovered by, competitors. In addition, there can be no assurance that persons or institutions providing research to the Company will not assert rights to intellectual property arising out of such research.

Suppliers

         The Company primarily uses standard parts and components from a variety of suppliers to produce the hardware for its products. Certain components are currently available only from a few limited sources. To date, the Company has not had difficulty obtaining parts and components in sufficient quantity in a timely manner. The Company does not expect to have such difficulty if and when sales of MST systems accelerate.

Government Regulation

         The Company's products are subject to government regulation by the United States Environmental Protection Agency, local and state environmental agencies, and local health departments. The Company believes that its products meet or exceed all applicable safety and environmental regulations.

Employees

         As of January 19, 1998,  the Company had 10 full-time  employees,  five
engaged  in  testing  and   manufacturing   and  five   involved  in  sales  and
administration.

ITEM 2.  PROPERTIES

         The Company leases 4,519 square feet of office space and 7,500 square feet of manufacturing and laboratory space in Houston, Texas under leases that expire through the year 2000. The total lease payment for the leased space is approximately $6,300 per month.


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

         Continental Electronics Corporation claims IPRC owes it $178,845 for work performed by Continental under two contracts. The claim under one contract is approximately $100,000. IPRC believes that the claimed sum was not properly calculated under the contract. The second contract was for programming services and related hardware. The program did not function properly, however, and the hardware did not meet safety standards. IPRC intends to defend the claim and to pay only that portion of the claim ultimately deemed appropriate.

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

         The following table sets forth the range of high and low bid quotations for the Company's Common Stock for each of the quarters of fiscal years 1996, 1997, and 1998.

                             High and Low Bid Prices
                            -------------------------

         1996                  High Bid                 Low Bid
        ------                ----------              ----------

        Second Quarter*        $ 3.62                   $ 0.87
        Third Quarter          $ 8.375                  $ 5.1875
        Fourth Quarter         $ 6.00                   $ 4.375

         1997                  High Bid                 Low Bid
        ------                ----------              ----------

        First  Quarter         $ 4.56                   $ 2.62
        Second Quarter         $ 2.62                   $ 0.62
        Third  Quarter         $ 0.75                   $ 0.43
        Fourth Quarter         $ 0.96                   $ 0.31

         1998                  High Bid                 Low Bid
        ------                ----------              ----------

        First Quarter**        $ 0.96                   $ 0.50

        -------
        * From April 16, 1996, when the Company's stock began trading publicly. ** To January 19, 1998.

         The quotations in the table above reflect inter-dealer prices,  without
retail  mark-up,  mark-down  or  commissions,   and  may  not  represent  actual
transactions.

Holders

         As of January 19, 1998, there were 559 registered holders of the Company's Common Stock.

Dividends

         The Company has not paid cash dividends to date, and does not expect to pay any cash dividends in the foreseeable future. The Company intends to retain any earnings to finance its future growth.

Recent Sales of Unregistered Securities

         In fiscal year 1997, the Company issued shares of its Common Stock without registration under the Securities Act of 1933 on several occasions. On April 1, 1997, the Company issued a stock certificate evidencing 50,000 shares sold for $40,000 cash to an individual investor at $0.80 per share. On July 3, 1997, September 1, 1997 and September 15, 1997, the Company sold 300,000 shares, 350,000 shares and 1,350,000 shares, respectively, for cash to an individual investor at an average price of $0.38 per share, with total gross proceeds of $760,000. On September 15, 1997, the Company issued a stock certificate evidencing 5,000 shares sold for $2,500 cash to an investor at $0.50 per share. The Company also issued shares to various consultants for services performed for the Company, as shown in the following table:


           Date of                                        No. of               Co. Debt
      Stock Certificate           Identifier          Shares Issued            Forgiven           Price Per Share
    --------------------          ----------          -------------            --------           ---------------

          5/15/97                Consultant 1              200,000              $130,000               $0.65

          6/15/97                Consultant 2                5,400                 2,700                0.50

          7/8/97                 Consultant 3               10,000                 5,000                0.50

          7/14/97                Consultant 2                5,400                 2,700                0.50

          8/11/97                Consultant 2                5,400                 2,700                0.50

          8/11/97                Consultant 4               10,000                 5,000                0.50

          8/11/97                Consultant 5               10,000                 5,000                0.50

          8/26/97                Consultant 2                3,600                 1,800                0.50

          9/12/97                Consultant 2                5,400                 2,700                0.50

         10/28/97                Consultant 6              200,088                62,027.28             0.31

In addition, the Company issued shares of its Common Stock to certain employees in lieu of cash, as shown in the following table:


          Date of                                         No. of               Co. Debt
     Stock Certificate            Identifier          Shares Issued            Forgiven           Price Per Share
     -----------------            ----------          -------------            --------           ---------------

          6/18/97                 Employee 1               34,000              $17,000.00                0.50

          6/18/97                 Employee 2                5,000                2,500.00                0.50

          6/18/97                 Employee 3                8,700                4,350.00                0.50

          6/18/97                 Employee 4                5,833                2,916.50                0.50

          6/18/97                 Employee 5                  500                  300.00                0.50

          8/11/97                 Employee 1               11,667                5,833.50                0.50

          8/11/97                 Employee 3                8,700                4,350.00                0.50

          8/11/97                 Employee 4                5,833                2,916.50                0.50

          8/11/97                 Employee 2                5,000                2,500.00                0.50

          8/11/97                 Employee 1               22,366               11,183.00                0.50

In all instances except the 22,366 shares issued to an employee, the debt forgiven was a debt for salary or wages. In the case of the 22,366 shares, the debt represented reimbursement for relocation expenses.

         Also in fiscal year 1997, the Company issued shares of its Common Stock without registration under the Securities Act of 1933 to certain parties for the purposes shown in the following table.


            Date of                    No. of
       Stock Certificate            Shares Issued     Purpose of Issuance              Financial Terms
       -----------------            -------------     -------------------              ---------------

            12/9/96                    450,139        Loan repayment                 Debt of $1,884,004
                                                                                     cancelled ($4.185 per
                                                                                     share)

            4/9/97                     109,939        Loan repayment                 Debt of $450,000
                                                                                     cancelled ($4.09 per
                                                                                     share)

            6/3/97                      10,000        Loan repayment                 Debt of $10,000
                                                                                     cancelled ($0.30 per
                                                                                     share)

            6/18/97                      3,000        Loan repayment                 Debt of $1,000 cancelled
                                                                                     ($0.30 per share)

            7/21/97                    147,200        Reimbursement for expenses     Debt of $73,600
                                                      advanced                       cancelled ($0.50 per
                                                                                     share)

            7/24/97                    100,000        Settlement of claim for        Settlement amount of
                                                      abandonment of leased          $63,500 ($0.635 per
                                                      premises                       share)

            7/24/97                      3,000        Loan repayment                 Debt of $1,000 cancelled
                                                                                     ($0.30 per share)

            7/29/97                    326,425        Reimbursement for expenses     Debt of $163,212.33
                                                      advanced                       cancelled ($0.50 per
                                                                                     share)

            8/11/97                     56,070        Debt settlement                Settlement amount of
                                                                                     $28,035 ($0.50 per
                                                                                     share)

            9/25/97                    100,000        Settlement of claims of        Settlement amount of
                                                      Phonon Technologies            $62,500 ($0.625 per
                                                                                     share)


         The Company relied upon the exemption provided in Section 4(2) of the Securities Act, which covers "transactions by an issuer not involving any public offering," to issue the securities discussed above without registration under the Securities Act of 1933. The Company made a determination in each case that the person to whom the securities were issued did not need the protections that registration would afford. The certificates representing the securities issued were marked with a legend indicating that transfer of the securities was restricted because they had not been sold in a registered offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company has sustained substantial losses from operations since inception, and such losses have continued since October 31, 1997. In addition, the Company has used, rather than provided, cash in its operations.

         The Company has taken steps to revise its operating and financial requirements. Management believes these steps are sufficient to provide the Company with the ability to continue operations.

         Management  has  aggressively   sought  to  restructure  the  Company's
liabilities to reduce near-term cash requirements. Such restructuring activities include the following:

 -   In July 1997, an agreement was reached to settle the remaining obligations
     resulting   from  the   Company's   acquisition   of  assets   from  Phonon
     Technologies,   Inc.,  by  issuing  100,000  shares  of  common  stock  and reassigning the rights to certain technologies previously acquired.

 - In June 1997, the Company settled its commitment under a long-term lease in Las Vegas, Nevada, which carried a monthly commitment in excess of $25,000, by issuing 100,000 shares of common stock and by agreeing to pay the landlord $100,000 in June 1998.

 - As of August 1997, the Company reached an agreement with Food Development Corporation (FDC), a company which is owned by the Chairman of the Company's Board of Directors, to settle IPRC's outstanding debt obligations to FDC. The agreement required the Company to issue a promissory note due no earlier than November 2, 1998 in the principal amount of approximately $236,000. The note agreement followed a significant reduction of the amount due to FDC through the issuance of Common Stock.

 - The Company negotiated a settlement of amounts due to NSA, Inc. and its owner, the former President of the Company, under which NSA and the owner contributed the balance of certain notes and liabilities to the capital of the Company and agreed to exchange the remaining balance for 100,000 shares of Common Stock in the Company.

         The combined effect of these and other actions has reduced the liabilities of the Company by approximately $2.8 million as of October 31, 1997 as compared to October 31, 1996.

         The Company has been in the development stage since operations commenced in 1995 with substantially all of management's attention focused on developing products based upon its sludge remediation process, promoting the Company within its targeted industries, and raising capital to finance operations. As such, the Company has not realized any sales since operations began in 1995.

         In mid-1997, the Company completed development and demonstration of a redesigned MST-1000 unit and began field testing.

         In early 1998, the Company added a new laboratory, adjacent to its manufacturing plant, to receive and process sludge emulsion samples from around the world. The laboratory also serves as a bench scale testing facility, capable of processing five to eight samples per day and duplicating the commercial MST system's process.

Fiscal Year Ended October 31, 1997 Compared to Fiscal Year Ended October 31,
1996

         Operating expenses in fiscal 1997 were $ 2,818,599 as compared to $4,105,683 in fiscal 1996, a decrease of 31.3%. The decrease is partially attributable to management's aggressiveness in restructuring the Company's liabilities to reduce near-term cash requirements and to completion of the development and demonstration of a prototype MST system. Research and development expenses in fiscal 1997 were $280,476 as compared to $1,355,324 in fiscal 1996, a decrease of 79.3%. During fiscal 1997, the Company's research and development staff continued to make improvements in the MST-4000 model of its MST system and to create an MST-1000 model. By the end of fiscal 1997, the MST-1000 was completed and a majority of the improvements had been perfected. Management does not believe further improvements requiring the expenditure of significant funds will be necessary.

         General and administrative expenses in fiscal 1997 totaled $2,538,123 as compared to $2,238,941 in fiscal 1996, an increase of 13.4%. The increase was primarily attributable to the performance of promotion and marketing efforts internally as opposed to prior years when affiliated entities performed these functions.

         The Company realized gains from the settlement of liabilities during fiscal year 1997 of $207,086.

Liquidity and Capital Resources

         IPRC's operations have been capital intensive. The Company has funded operations principally from the private placement of equity securities, primarily common stock, and debt financing that subsequently was converted into common stock. On October 31, 1997, IPRC's aggregate liabilities were approximately $1,011,000 and the Company had (negative) working capital of approximately $660,000.

         During fiscal year 1997, management utilized extensively the Common Stock of the Company to settle may of IPRC's liabilities and obligations. These activities resulted in a reduction of the Company's liabilities during fiscal 1997 by approximately $2,800,000 and contributed, in part, to an increase in stockholders' equity of the Company by approximately $2,200,000. In addition, in December 1997, the Company raised approximately $400,000 from the sale of 1,004,000 shares of its Common Stock. These funds are expected to satisfy immediate and near-term cash flow requirements. Additional funding and/or cash flow from the sale of the Company's products will be needed in 1998, however, to sustain the operations of the Company.

         The foregoing discussion contains certain forward looking statements which involve risks and uncertainties. IPRC's actual results could differ materially from the results anticipated in such statements.


ITEM 7.  FINANCIAL STATEMENTS

         Please see attached.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not required because previously reported.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

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

         Brent Kartchner has been President of the Company since January 1998, Vice President of Operations since September 1995, and a director of the Company since September 1995. From 1992 to 1994, Mr. Kartchner was General Manager and co-owner of Pacific Northwest Farming--Oregon Potato Processing Center, a 12,000 acre agribusiness that included production and marketing and a transportation division, plus the nation's largest potato dehydrating factories. From 1987 to 1992, Mr. Kartchner was Vice President of Marketing of Sunkyong Limited, one of the largest grain/foodstuff importers into South Korea. Mr. Kartchner received a Bachelor of Science degree in agronomy and business management from Brigham Young University in 1971. Brent Kartchner is the son of Henry Kartchner.

         Scott Jensen, 26, was elected Secretary and Treasurer of the Company in January 1998. He had served as Controller of the Company since December 1996, and had worked for the Company since 1995. Mr. Jensen has been involved in many aspects of the Company's business, including manufacturing, accounting, finance, and operations. He aided in the manufacture of the Company's first MST unit. Mr. Jensen received a bachelor's degree in business management from Brigham Young University, Hawaii, in 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

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

         During the fiscal year ended October 31, 1997, Henry H. Kartchner, Chairman and Chief Executive Officer of the Company, failed to file a Form 4 under Section 16(a) to report the purchase on November 26, 1996 for $1.87 per share and sale on December 9, 1996 for $2.50 per share, both in the open market, of 10,000 shares of the Company's Common Stock. Mr. Kartchner also failed to report on Form 4 his acquisition from the Company of 20,812 shares of Common Stock in April 1997. These were shares Mr. Kartchner believes he should have received in September 1995, in exchange for a commitment to provide economic support and credit required to fabricate and test the Company's initial MST-4000 system prototype for minimal compensation. Mr. Kartchner also failed to report on Form 4 acquisitions by Food Development Corporation ("FDC"), an entity he controls, of 147,200 shares of Common Stock from the Company on July 1, 1997 in exchange for FDC's cancellation of a debt for $73,600, 326,425 shares of Common Stock from the Company on July 21, 1997 in exchange for FDC's cancellation of a debt for $163,212.33, and the right to acquire 541,783 shares of Common Stock for $0.437 per share upon conversion of a promissory note that accrues interest from August 25, 1997, which the Company issued to FDC in exchange for FDC's release of a claim for $236,759.18 for research and development expenses FDC had incurred on behalf of the Company.

         Although Henry Kartchner failed to report these transactions on Form 4, he reported them on a Schedule 13D filed with the SEC on January 16, 1998. Moreover, Mr. Kartchner intends to file Form 4's to report these transactions in the very near future.

         Also during the fiscal year ended October 31, 1997, C. Brent Kartchner, a director and executive officer of the Company, failed to report his acquisition from the Company of 20,812 shares of Common Stock in April 1997. These were shares Mr. Kartchner believes he should have received in September 1995 in exchange for a commitment to provide operational and fabrication services to the Company for minimal compensation. Mr. Kartchner intends to file a Form 4 to report this transaction in the very near future.


ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain information concerning the compensation paid or accrued by IPRC to or on behalf of the Company's Chief Executive Officer and other executive officers for services provided in the fiscal years indicated.

                               Annual Compensation

         Name                                                    Other
         and                                                     Annual
         Principal                       Salary    Bonus      Compensation
         Position              Year       ($)       ($)           ($)
         -----------------------------------------------------------------------

         Henry Kartchner,     1997        0          0            0
         Chairman & CEO       1996      12,000       0            0
                              1995        -          -            -

         Brent Kartchner,     1997     120,000       0            0
         Vice President       1996      17,500       0            0
                              1995        -          -            -

Compensation of Directors

         Directors receive no compensation or fees for their services rendered in such capacity.

Employment Contracts

         There were no written employment contracts for any IPRC executive officers in the fiscal year ended October 31, 1997 and have been none since then.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         As of October 31, 1997 the persons (including any "group") named in the table below were believed by the management of the Company to be beneficial owners of more than five percent of the Common Stock of the Company under SEC Rule 13d-3. Under that Rule, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, management believes that each person named in the table below has sole power to vote, or dispose or direct the disposition, of all shares beneficially owned, subject to applicable community property laws.

                 Five-Percent Owners and Management Holdings (1)
         -----------------------------------------------------------------
         Name and                   Amount and
         Address of                 Nature of
         Beneficial                 Beneficial
         Owner                      Ownership(2)          Percent of Class
         -----------------------------------------------------------------

         C.  Brent Kartchner        1,118,853                 8.5%
         57 Quail Run Rd.
         Henderson, NV 89014

         Henry H. Kartchner         2,113,749                 15.4%
         3216 S. Everett Place
         Kennewick, WA 99336

         Rex H. Lewis               6,000,000                 35.1%
         2325-A Renaissance Dr.
         Las Vegas, NV 89119

         All Executive Officers     3,232,602                 23.6%(4)
         & Directors
            as a Group(3)

         ---------
         1. Another person or person may own beneficially 5% or more of the Company's Common Stock without management's having sufficient evidence to conclude that such an ownership position currently exists.
         2. All shares are held directly except that (i) Mr. Henry Kartchner's beneficial holdings include 473,625 shares held directly by Food Development Corporation, which he controls, and a convertible promissory note held by Food Development Corporation that entitles the holder to acquire 541,783 shares at $0.437 per share, and (ii) Mr. Lewis' beneficial holdings are held by Maya LLC, an entity he controls, and include options to acquire 3,500,000 shares of the Company's Common Stock for $1.00 per share until Dec. 11, 2001.
         3.   Includes  two  individuals,  Mr.  Henry  Kartchner  and  Mr. Brent
              Kartchner.
         4. Does not equal the sum of individual holdings percentages because, under SEC rules, different denominators are used to calculate certain individual percentages.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company engaged in transactions with NSA, Inc. ("NSA"), an entity controlled by Mr. Barry Meuse, during the time that Mr. Meuse was a more-than-5% stockholder, officer and director of the Company. During the fiscal year ended October 31, 1996, the Company incurred liabilities to NSA of $236,986 for administrative support services, travel and other associated costs. Mr. Meuse ceased to be an officer and director of the Company in December 1996. In January 1998, the Company settled all of its contractual claims against Mr. Meuse and all of Mr. Meuse's contractual claims against the company. See Note C to Financial Statements.

         The Company also has engaged in transactions with Food Development Corporation ("FDC"), an entity controlled by Henry H. Kartchner, the Company's Chairman of the Board. During fiscal year 1996 and early fiscal year 1997, FDC incurred expenses on behalf of the Company amounting to $76,261 and $469,770, respectively. In addition, $275,000 associated with prototype development costs funded by FDC were included in the Company's research and development expense in fiscal year 1995. In fiscal 1997, the Company issued 473,625 shares of its Common Stock, valued at $236,338, to FDC in partial satisfaction of the balance due. In addition, the Company and FDC agreed to reduce the amount due to FDC by approximately $132,000. This reduction has been reflected as an extraordinary gain in the accompanying financial statements. In January 1998, the amount due was captured in a promissory note payable to FDC which bears interest at 10% and is due no earlier than November 2, 1998. As of October 31, 1997, the outstanding balance on the note was $228,780. FDC may convert the remaining balance due anytime into shares of the Company's Common Stock at $0.437 per share.

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


         In April 1997, the Company issued 20,812 shares of its Common Stock to each of Henry Kartchner and Brent Kartchner. At the time, Henry and Brent Kartchner constituted two of the three members of the Board of Directors of the Company. It was the position of Henry and Brent Kartchner that each of their holdings of Company Common Stock should be increased by 20,812 shares because their original agreement to acquire Common Stock in the Company in September 1995 called for their receipt of such shares.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements

              The following financial statements are included in this report:

              Report of Independent Certified Public Accountants

              Balance Sheets

              Statements of Operations

              Statement of Stockholders' Deficit

              Statements of Cash Flows

              Notes to Financial Statements

Exhibits

         The exhibits to this report are identified in the Exhibit Index, which appears immediately after the signature page and is incorporated in this Item 13 by this reference.

Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 1998.


                                    IMPERIAL PETROLEUM RECOVERY CORPORATION


                                    By  /s/  Henry H. Kartchner
                                        ------------------------------
                                        Henry H. Kartchner
                                        Chairman and Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/  Henry H. Kartchner                        January 29, 1998
------------------------------------
Henry H. Kartchner
Chairman and Chief Executive Officer
(Principal Executive Officer)



/s/  C. Brent Kartchner                        January  29, 1998
------------------------------------
C. Brent Kartchner
President and Director

           FINANCIAL STATEMENTS AND REPORT OF
              INDEPENDENT CERTIFIED PUBLIC
                      ACCOUNTANTS

              IMPERIAL PETROLEUM RECOVERY
                      CORPORATION

               October 31, 1997 and 1996

                                   C O N T E N T S

                                                                         Page
                                                                     -----------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        3

FINANCIAL STATEMENTS

        BALANCE SHEETS                                                    5

        STATEMENTS OF OPERATIONS                                          6

        STATEMENT OF STOCKHOLDERS' DEFICIT                                7

        STATEMENTS OF CASH FLOWS                                         10

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       11

               Report of Independent Certified Public Accountants




Board of Directors
Imperial Petroleum Recovery Corporation
  (a development stage company)


        We have audited the accompanying balance sheets of Imperial Petroleum Recovery Corporation (a development stage company) (a Nevada corporation) as of October 31, 1997 and 1996, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended and for cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred cumulative net losses of approximately $7,400,000 since inception of operations and as of October 31, 1997, the Company's current liabilities exceeded its current assets by $659,611 and its total liabilities exceeded its total assets by $(800,745). These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       Grant Thornton LLP




Houston, Texas
January 22, 1998

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                                 BALANCE SHEETS
                                   October 31,


                             ASSETS                       1997            1996
                                                     ------------    ----------
CURRENT ASSETS
  Cash and cash equivalents                            $  30,498       $   -
  Officer and employee advances                              -          146,884
  Inventory, net of reserve                                  -          132,000
  Prepaid expenses                                        32,266           -
                                                       ---------        -------
    Total current assets                                  62,764        278,884

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $29,209 and $3,362 at
  1997 and 1996                                          137,614        158,501

DEPOSITS                                                  10,032           -
TECHNOLOGY RIGHTS - held for note settlement                 -          339,500
                                                      -----------   -----------
                                                       $ 210,410     $  776,885
                                                      ===========   ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                       $     -        $  51,934
  Notes payable - current portion                         16,559         20,000
  Accounts payable - trade                               525,667        341,707
  Accounts payable - National Security Analysts, Inc.        -          138,638
  Accrued liabilities                                     80,149        124,542
  Current portion of abandoned lease obligation          100,000          2,618
                                                     -----------    -----------
    Total current liabilities                            722,375        679,439

NOTE PAYABLE - Phonon acquisition - noncurrent               -          339,500
NOTE PAYABLE - concurrent                                288,780        661,677
ACCRUED LEASE OBLIGATION - noncurrent                        -          100,000
OBLIGATIONS TO BE SETTLED IN STOCK
  Loans from affiliated entities                             -        1,884,004
  Abandoned lease obligation                                 -           59,300
  Phonon acquisition                                         -           62,500
                                                      ----------     ----------

                                                            -         2,005,804
COMMITMENTS AND CONTINGENCIES                               -              -
STOCKHOLDERS' DEFICIT
    Common stock, - authorized 100,000,000
      shares; $.001 par value; issued and
      outstanding 12,567,421 and
      8,315,080 shares at 1997 and 1996                  12,568         $ 8,315
    Common stock subscribed                              (6,909)         (7,730)
    Additional paid-in capital                        6,622,614       1,794,626
    Deficit accumulated during the development       (7,429,018)     (4,804,746
      stage                                         -----------     -----------
      Total stockholder's equity                       (800,745)     (3,009,535)
                                                    -----------     -----------
                                                   $    210,410    $    776,885
                                                    ===========     ===========

The accompanying notes are an integral part of these statements.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                            STATEMENTS OF OPERATIONS




                                                    Cumulative           Year ended October 31,
                                                    Amounts Since     -----------------------------
                                                     Inception            1997            1996
                                                 ---------------      ----------       -----------

Revenue                                     $              -      $         -       $          -
Costs of goods sold                                        -                -                  -
                                             ------------------- ----------------     ------------
         Gross profit                                      -                -                  -
Operating expenses
   Research and development expenses -
      prototype                                        2,075,800          280,476        1,355,324
   Acquired research and development -
      Phonon Technologies                                349,500            -              349,500
   General and administrative expenses
      Internal administration, selling and
         marketing expense                             3,732,938        2,224,876        1,430,720
      Administrative and operating support
         costs - related parties                       1,304,875          313,247          808,221
   Loss on abandonment of leased facility                161,918            -              161,918
                                                     ------------    ------------       ----------
         Loss from operations                         (7,625,031)      (2,818,599)      (4,105,683)
Other income (expense), including interest               (11,073)         (12,759)           1,177
                                                     -----------     ------------       ----------
         Loss before extraordinary gain               (7,636,104)      (2,831,358)      (4,104,506)
Extraordinary gain from settlement of
   liabilities                                           207,086          207,086               -
                                                     -----------      -----------      -----------
         NET LOSS                                    $(7,429,018)     $(2,624,272)     $(4,104,506)
                                                      ==========       ==========       ==========

Loss per share before extraordinary gain                               $    (.29)             (.46)
Extraordinary gain per share                                                 .02                -
                                                                      ----------      ------------
Net loss per share                                                     $    (.27)      $      (.46)
                                                                      ==========     =============
Weighted average shares outstanding                                     9,708,850        8,890,081






The accompanying notes are an integral part of these statements.

                     Imperial Petroleum Recovery Corporation

                          (a development stage company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                   Years ended October 31, 1995, 1996 and 1997


                                                                                    Common            Additional Deficit accumulated
                                                               Price     Common     stock    Common     paid-in        during the
                                      Date                  per share    shares  subscribed  stock      capital    development stage
                              ----------------------------  --------- ---------  ---------- -------   ---------- -------------------

Balance at November 1, 1994                                           7,729,702    (7,730)  $7,730     $                    $   -
                                                                                                            -
Issuance of common stock       September 1995-October 1995    $1.94      89,812        -        90      174,310                 -
for cash
                               September 1995-October 1995     3.85      62,858        -        62      242,038                 -
Net loss                                                                               -         -          -              (700,240)
                                                                            -                               -
                                                                      ---------   --------  --------   ---------           ---------
Balance at October 31, 1995                                           7,882,372    (7,730)   7,882      416,348            (700,240)
Issuance of common stock       November 1995-April 1996        1.94     158,734        -       159      308,067                 -
 for cash
                               November 1995-April 1996        2.41      13,794        -        14       33,351                 -
                               November 1995-April 1996        3.17      21,626        -        22       68,478                 -
                               November 1995-April 1996        3.88      60,044        -        60      233,120                 -
                               November 1995-April 1996        4.86      11,890        -        12       57,822                 -
                               November 1995-April 1996        5.07       7,366        -         7       37,393                 -
                               July 1996                       3.00      83,333        -        83      249,917                 -
                               September 1996                  4.34      11,513        -        12       49,989                 -
Issuance of common stock to
  vendor for services
  rendered                     August 1996                     5.94      25,750        -        26      152,974                 -
Issuance of common stock to
  employees for services       October 1996                    4.84      38,658        -        38      187,167                 -
  rendered
Net loss                                                                               -         -                       (4,104,506)
                                                                      ---------   --------- --------   ----------        ----------
Balance at October 31, 1996                                           8,315,080    (7,730)   8,315    1,794,626         (4,804,746)
Issuance of common stock for   April 1997                      0.80      50,000        -        50       39,950                 -
 cash
                               July 1997                       0.40     300,000        -       300      119,700                 -
                               August 1997                     0.34     350,000        -       350      119,650                 -
                               September 1997                  0.40   1,000,000        -     1,000      399,000                 -
                               September 1997                  0.34     350,000        -       350      119,650                 -


                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                 STATEMENT OF STOCKHOLDERS' DEFICIT - CONTINUED
                   Years ended October 31, 1995, 1996 and 1997

                                                                                                                     Deficit
                                                                                                                    accumulated
                                                                               Common                  Additional   during the
                                                          Price     Common      stock       Common      paid-in     development
                                           Date         per share   shares    subscribed     stock      capital        stage
                                           ----         ---------   ------    ----------     -----      -------        -----
Contribution of capital by stock-
   holders                                                                      $   821    $   -      $  678,738     $      -

Issuance of common stock to affiliated
   entities in satisfaction of loans
   and accounts payable                 December 1996      3.19       766,659       -          767     2,448,544            -
                                        April 1997         2.26       100,000       -          100       225,962            -
                                        July 1997          0.50       473,625       -          474       236,338            -

Issuance of common stock to employees
   in satisfaction of loans payable     June 1997          0.30        33,000       -           33        10,967            -
                                        July 1997          0.30         3,000       -            3           997            -
                                        August 1997        0.50        22,366       -           22        11,161            -

Issuance of common stock to vendor in
  satisfaction of accounts payable      August 1997        0.50        58,070       -           58        28,978            -
                                        September 1997     0.50         5,000       -            5         4,995            -

Issuance of common stock in
  satisfaction of lease obligation      July 1997          0.59       100,000       -          100        59,200            -

Issuance of common stock in
   satisfaction of acquisition
   liability                            September 1997     0.63       100,000       -          100        62,400            -

Issuance of common stock to
   vendors for services rendered        April 1997         0.65       200,000       -          200       129,800            -
                                        July 1997          0.50        20,800       -           21        10,379            -
                                        August 1997        0.50        29,000       -           29        14,471            -
                                        September 1997     0.50         5,400       -            5         2,695            -
                                        October 1997       0.31       200,088       -          200        61,827            -

                    Imperial Petroleum Recovery Corporation
                          (a development stage company)

                 STATEMENT OF STOCKHOLDERS' DEFICIT - CONTINUED
                   Years ended October 31, 1995, 1996 and 1997

                                                                                                                     Deficit
                                                                                                                    accumulated
                                                                               Common                  Additional   during the
                                                          Price     Common      stock       Common      paid-in     development
                                           Date         per share   shares    subscribed     stock      capital        stage
                                           ----         ---------   ------    ----------     -----      -------        -----
Issuance of common stock to
   employees for services rendered      June 1997          0.50        54,133   $   -      $    55    $   27,018    $       -
                                        August 1997        0.50        31,200       -           31        15,568            -

Net loss                                                                 -          -           -             -      (2,624,272)
                                                                   ----------   -------    -------    ----------    -----------
Balance at October 31, 1997                                        12,567,421   $(6,909)   $12,568    $6,622,614    $(7,429,018)
                                                                   ==========   =======    =======    ==========    ===========


The accompanying notes are an integral part of this statement.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                           Cumulative           Year ended October 31,
                                                          Amounts Since     --------------------------------
                                                            Inception           1997                1996
                                                       ------------------   -------------       ------------
Cash flows from operating activities
    Net loss                                             $(7,429,018)        $(2,624,272)       $(4,104,506)
    Adjustments to reconcile net earnings to net
       loss to net cash used in operating activities
       Gain on settlement of liabilities                    (207,086)           (207,086)             -
       Depreciation                                           31,080              27,720              3,360
       Noncash charge associated with acquisition            349,500               -                349,500
       Accrued loss on abandonment of leased
          facility                                           161,918               -                161,918
       Charges associated with stock issuances
          to employees and vendors                           415,299             262,299            153,000
       Noncash expenses incurred by affiliate                661,677               -                661,677
       Loss on disposal of fixed assets                       13,177              13,177              -
       Changes in assets and liabilities
          Decrease (increase) in inventory                     -                 132,000           (132,000)
          Decrease (increase) in prepaid expenses
             and deposits                                    (42,298)            (42,298)             1,989
          Decrease (increase) in officer and
             employee advances                                 -                 146,884           (131,884)
          (Decrease) increase in accrued liabilities          80,149             (44,393)            73,881
          Increase in accounts payable                       862,672             382,327             21,938
          (Decrease) increase in accrued lease
             obligations                                      (2,618)             (2,618)             -
                                                         -----------         -----------        -----------
             Net cash used in operating activities        (5,105,548)         (1,956,260)        (2,941,127)
Cash flows from investing activities
    Cash paid for acquisition                                (94,000)              -                (94,000)
    Additions to property and equipment                     (181,873)            (20,010)          (161,863)
                                                         -----------         -----------        -----------
             Net cash used by investing activities          (275,873)            (20,010)          (255,863)
Cash flows from financing activities
    Proceeds from issuance of common stock                 3,481,158           1,838,945          1,225,713
    Proceeds from loans                                    2,516,569             632,565          1,884,004
    Payments on notes payable                               (585,808)           (412,808)          (173,000)
    Proceeds from bank overdraft                               -                 (51,934)            51,934
                                                         -----------          ----------        -----------
             Net cash provided by financing activities     5,411,919           2,006,768          2,988,651
                                                         -----------          ----------        -----------
Net (decrease) increase in cash                               30,498              30,498           (208,339)
Cash and cash equivalents at beginning of period               -                   -                208,339
                                                         -----------          ----------        -----------
Cash and cash equivalents at end of period               $    30,498          $   30,498        $     -
                                                         ===========          ==========        ===========


The accompanying notes are an integral part of these statements.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                            October 31, 1997 and 1996


NOTE A - REALIZATION OF ASSETS

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since inception, and such losses have continued since October 31, 1997. In addition, the Company has used, rather than provided, cash in its operations.

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

   The Company has taken significant steps in 1997 to revise its operating and financial requirements. However, additional capital or funds generated from the sale of the Company's products will be needed in order to provide the Company with the ability to continue in existence.

   A change in management occurred in December 1996, wherein the number of administrative and marketing personnel was reduced, operations were relocated to less costly facilities, and marketing and promotion costs were lowered.

   In 1997, the Company completed development and demonstration of a prototype unit, and sales of units to third parties are anticipated to begin in 1998.

   Management has aggressively sought to restructure its liabilities to reduce near-term cash requirements. In 1997, these activities contributed to a reduction of total liabilities by approximately $1,000,000. Such restructuring activities include the following:

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

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            October 31, 1997 and 1996


NOTE A - REALIZATION OF ASSETS - Continued

   o   The Company has reached an agreement with Food Development Corporation
       (FDC), a company which is owned by the chairman of the Company's board of directors to settle amounts outstanding by issuing a note in the amount of approximately $236,000, due no earlier than November 2, 1998. The note agreement follows a significant reduction of the amount due to FDC through the issuance of common stock. Similarly, the Company has negotiated a settlement of amounts due to NSA, Inc. and its owner, a former stockholder of the Company, wherein NSA and the stockholder contributed the balance of certain notes and liabilities to the capital of the Company and agreed to exchange the remaining balance for 100,000 of common stock.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   1.   Organization

   Imperial Petroleum Recovery Corporation (a development stage company incorporated in Nevada) (the Company) has been in the development stage since commencement of operations in fiscal year 1995. Operations to date comprise developing and marketing crude oil sludge, recovery process technology. Since December 1996, principal operations have been conducted in Texas where the Company is headquartered.

   2.   Use of Estimates

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

   3.   Inventories

   Inventories consist of components to be integrated into the Company's products to be sold to customers. Inventory is a valued at cost using a first-in, first-out flow assumption. However, due to the fact orders from customers have not yet been received by the Company as of January 1998, management has recorded of reserve of $260,000 against the value of inventory on hand, all of which was purchased in fiscal 1996. The recoverability of inventory is dependent upon the Company generating sales which require the use of such inventory. Management anticipates product sales to commence in 1998.

   4.   Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method. Property and equipment are depreciated over the estimated economic lives estimated to be five to ten years.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            October 31, 1997 and 1996


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   5.   Research and Development Expenses

   Costs incurred in connection with developing a prototype and demonstration model of a system designed for crude oil sludge, recovery process technology have been expensed as incurred.

   6.   Cash and Cash Equivalents

   Cash and cash equivalents are defined as cash in checking and money market accounts, and short-term investments with original maturity dates of three months or less.

   The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

   7.   Fair Value of Financial Instruments

   Financial instruments in the accompanying financial statements principally consist of notes payable due to related parties for which management is unable to estimate its fair value because the amount is due to a related party and market information on notes of this type is unavailable.

   8.   Income Taxes

   The Company has not provided for a deferred tax asset associated with net operating losses generated to date because of uncertainty as to realization of the related tax benefits. As of October 31, 1997, the Company has a net operating loss carryforward of approximately $5,300,000 which is available to be applied against taxable income generated through 2012. Additional costs totaling approximately $2,127,938 incurred through October 31, 1996, are being classified as start-up costs for income tax reporting purposes, and are being amortized over a five-year period beginning in fiscal 1997, the period in which the Company's products became available for sale to third party customers. Upon a change in control of the Company, the use of all or a portion of the net operating loss carryforward and deductibility of start-up costs may be limited. The annual amount of usable net operating losses and deductible start-up costs would be based upon a calculation of the value of the Company multiplied by a Treasury rate in effect at the date of the change in control.

   9.   Loss per Share

   The computation of the loss per share is based upon the weighted average number of common shares outstanding in each period. The fiscal 1996 weighted average share computation gives retroactive effect to a stock dividend in December 1996.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            October 31, 1997 and 1996


NOTE C - NOTES AND LOANS PAYABLE

   Phonon Acquisition

   In connection with the purchase of certain assets from Phonon Technologies, Inc., in August 1996 (as described in Note F), the Company executed a noninterest bearing, non-recourse note payable to the seller in the amount of $595,000. Through October 31, 1996, the Company made payments totaling $173,000 against this obligation. In November 1996, the Company paid an additional $20,000 on the note. In a settlement agreement reached in July 1997, the Company retired a portion of the remaining principal outstanding by issuing 100,000 shares of common stock in September 1997. The remaining obligation was settled by the issuance of common stock and the assignment of the rights to certain technology acquired in the purchase.

   Affiliated Entities

   Affiliates of Stockholder

   From March through October 1997, the Company was loaned $1,884,004 from two entities affiliated with a stockholder of the Company. The loans bore no interest. The Company received approximately $450,000 from the same entities as additional loans in early 1998. In December 1996 and April 1997, the Company issued 450,139 and 316,520 shares of common stock, respectively, to repay the loans in full.

   National Security Analysts, Inc.

   In fiscal 1996 and through December 1996, the Company was provided with administrative support services and office space by National Security Analysts, Inc. (NSA), an entity controlled by a stockholder and former director of the Company. Such amounts totaled $236,986 and $338,451 for the years ended October 31, 1997 and 1996, respectively. In addition, the Company received non-interest bearing loans in fiscal 1997 totaling approximately $335,000 and non-interest bearing advances to fund working capital needs totaling $257,023 in fiscal 1996.

   The Company's liability to NSA at October 31, 1996 was $138,637. In January 1998, the Company entered into a settlement agreement (the terms of which are reflected in the accompanying financial statements) wherein NSA agreed to contribute approximately $600,000 of amounts due to the capital of the Company as consideration for amounts due from NSA's principal shareholder of common stock issued in 1995. In addition, the remaining balance due was exchanged for 100,000 shares of common stock. The reduction in the amount due to NSA resulting from the settlement of approximately $600,000 has been credited to additional paid in capital.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            October 31, 1997 and 1996


NOTE C - NOTES AND LOANS PAYABLE - Continued

   Food Development Corporation

   During fiscal 1996 and early fiscal 1997, Food Development Corporation (FDC), an entity controlled by a stockholder and director of the Company, incurred expenses on behalf of the Company amounting to $76,261 and $469,770, respectively. In addition, included in research and development expense in fiscal year 1995 is $275,000 associated with prototype development costs funded by FDC.

   In fiscal 1997, the Company issued 473,625 shares of common stock valued at $236,338 to FDC in partial satisfaction of the balance due. In addition, the Company and FDC agreed to reduce the amount due to FDC by approximately $132,000. This reduction has been reflected an extraordinary gain in the accompanying financial statements. In January 1998, the amount due was captured in a note payable to FDC which bears interest at 10% and is due no earlier than November 2, 1998. As of October 31, 1997, the outstanding balance on the note is $228,780. FDC may convert the remaining balance due anytime into shares of common stock at $.44 per share.

   Other Notes Payable

   As of October 31, 1997, the Company owes an attorney, who is also a stockholder of the Company, $60,000 under a note payable which bears interest at 10% and becomes due on November 2, 1998. The note balance is convertible at any time into common stock at a conversion rate of $.31 per share.

   The Company is obligated under three other notes payable under which the Company owes the lenders an aggregate amount of approximately $16,000 at October 31, 1997. All amounts due under these notes mature in fiscal 1998 and bear interest at rates ranging from eight to ten percent.

   Notes payable as of October 31, 1997 mature as follows:

        Year ended
        October 31,                                Amount
        -----------                               --------
            1997                                  $ 16,559
            1998                                   288,780
                                                  --------
                                                  $305,339
                                                 =========

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            October 31, 1997 and 1996


NOTE D - COMMITMENTS AND CONTINGENCIES

   Operating Leases

   The Company leases office space, a production and lab facility and automobiles under operating leases which expire through the year 2000. The Company's commitment under these leases expires as follows:

        Year ended
        October 31,                                 Amount
        -----------                                -------
            1998                                   $77,812
            1999                                    51,058
            2000                                    42,402

   In July 1996, the Company entered into a 62-month lease for offices manufacturing and research space in Las Vegas, Nevada. The Company did not commence operations in the leased facility because of delays in bringing its products to market and has since attempted to locate a subtenant or replacement tenant. As a result of the abandonment, the Company recorded a charge to operations in its fiscal 1996 financial statements of $161,918, which is the cost attributable to a settlement reached in July 1997. The settlement provided for the payment of $100,000 plus interest of 10% in July 1998, the issuance of 100,000 shares of common stock, and a cash payment at settlement of $2,618. The stock issuance was valued using the value of the Company's stock at the settlement date.

   Total rent expense for the years ended October 31, 1997 and 1996, was approximately $159,000 and $351,000, respectively.

   Litigation and Asserted Claims

   The Company is a third party defendant in litigation. The third party plaintiff, Thermal Wave International, Inc. (TWI) claims that the Company has misappropriated and utilized to its benefit trade secrets of TWI. TWI also claims that the Company has used false advertising in marketing the Company's technology and equipment.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            October 31, 1997 and 1996


NOTE D - COMMITMENTS AND CONTINGENCIES - Continued

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

   The Company is involved in other litigation, principally seeking the payment of certain accounts payable. The Company has provided for the amount expected to be paid upon final settlement of these matters in the accompanying financial statements. Management is disputing such claims which it believes are without merit and but is unable to predict the possible outcome of these matters.


NOTE E - STOCKHOLDERS' EQUITY

   Stock dividend

   In December 1996, the Company declared a 3% stock dividend issuable to stockholders of record as of the declaration date. As a result, the accompanying financial statements retroactively give effect to the dividend.

   Other transactions

   For the years ended October 31, 1997 and 1996, the Company issued 200,088 and 25,750 shares of common stock, respectively, to an attorney and consultants for services rendered on behalf of the Company. Expenses associated with these issuances was $219,627 and $153,000, respectively, to record the fair value of the shares issued based upon the trading price of the shares.

   In fiscal 1997 and 1996, the Company issued 85,333 and 38,658 shares, respectively, of common stock to certain employees of the Company for services rendered. Compensation expense recorded as a result of these stock issuances in the years ended October 31, 1997 and 1996 was $42,586 and $187,205, respectively, based upon the trading price of the shares at the date of issuance.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            October 31, 1997 and 1996


NOTE F - ASSET PURCHASE

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


NOTE G - SUBSEQUENT EVENT

   In December 1997, the Company sold 1,004,000 shares of common stock for $402,200.


NOTE H - ACCOUNTING STANDARDS

   1.   Earnings Per Share

   The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," effective for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Since the Company does not have any securities or other contracts to issue common stock, no significant impact to the Company's financial statements is expected.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            October 31, 1997 and 1996


NOTE H - ACCOUNTING STANDARDS - Continued

   2.   Reporting Comprehensive Income

   The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will comply with the disclosure requirements of SFAS 130 in fiscal year 1999.

   3.   Disclosures about Segments of an Enterprise and Related Information

   The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly bye the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Since this Company is still considered a development stage company and no segments have been identified by management, no significant impact to the Company's financial statements is expected.

                     Imperial Petroleum Recovery Corporation

                          Exhibit Index to Form 10-KSB



         Exhibit No.                                  Identification of Exhibit
         -----------                             ---------------------------------


             3.1               Articles of Incorporation  of the Company  (incorporated by reference to Exhibits
                               2 and 2.1 to the  Company's  Registration  Statement on Form 10-SB filed with the
                               Commission with a filing date of August 8, 1996, Commission File No. 0-21169)

             3.2               Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's
                               Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996, filed with the
                               Commission with a filing date of November 26, 1997, Commission File No. 0-21169)


            10.1               Convertible  Promissory  Note of the Company,  bearing  interest  from August 25,
                               1997, to Food Development Corporation  (incorporated by reference to Exhibit 1 to the Schedule 13D filed by Henry H. Kartchner  with the  Commission  with a filing date of January 20, 1998, CIK No. 0001047620)

            27*                Financial data schedule



-------------
*   Filed herewith.