Form 10QSB
period 1998-01-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 1998-03-17
CIK 1020448

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 1998

                                       or

     // TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the transition period from     to

                         Commission file number: 0-21169

                     Imperial Petroleum Recovery Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                    76-0529110
    ------------------------------                     -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


15311 Vantage Parkway West, Suite 160, Houston, Texas                77032
-----------------------------------------------------              ---------
      (Address of principal executive offices)                    (Zip Code)

                                 (281) 987-2828
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
          --------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

                   Check whether the issuer (1) has filed all reports
 Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                YES_____ NO __X__


   The Number of Shares Of The Registrant's Common Stock, $.001 Par Value Per
            Share, Outstanding as of January 31, 1998 was 13,567,300

           Transitional Small Business Disclosure Format (check one):
                          Yes____                 No__X__


===============================================================================

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION



Item 1. Financial Statements (Unaudited)

     Balance Sheets as of January 31, 1998 and October 31, 1997          1-2

     Statements of Operations for the three months ended January 31,
     1998 and 1997                                                         3

     Statements of Stockholders' Deficit as of January 31, 1998            4

     Statements of Cash Flows for the three months ended
     January 31, 1998 and 1997                                             5

     Note to Financial Statements                                          6

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 7-8

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  9

Item 2. Changes in Securities and Use of Proceeds                          9

Item 3. Defaults Upon Senior Securities                                    9

Item 4. Submision of Matters to a Vote of Security Holders                 9

Item 5. Other Information                                                  9

Item 6. Exhibits and Reports on Form 8-K                                   9

Signatures                                                                10

ITEM 1. FINANCIAL STATEMENTS

                    Imperial Petroleum Recovery Corporation
                         (a development stage company)

Balance Sheets


                                                             January 31, 1998    October 31, 1997
                                                             ----------------    ----------------
                                                               (Unaudited)           (Audited)

Assets

Current Assets
    Cash and cash equivalents                                 $  154,958            $  30,498
    Prepaid expenses                                              15,934               32,266
                                                              ----------            ---------

Total Current Assets                                             170,892               62,764

Property and equipment, net of accumulated depreciation
  of $32,354 as of January 31, 1998                              138,671              137,614

Other assets                                                      10,032               10,032
                                                              ----------           ----------
                                                              $  319,595           $  210,410
                                                              ==========           ==========

                                                                               1

                    Imperial Petroleum Recovery Corporation
                         (a development stage company)

Balance Sheets--Continued

                                                             January 31, 1998     October 31, 1997
                                                             ----------------     ----------------
                                                                (Unaudited)          (Audited)


Liabilities and Stockholders' Deficit

Current Liabilities
    Accounts payable                                          $  497,122          $  507,744
    Accrued expenses                                              18,654               8,735
    Salaries and related                                          34,338              71,414
Notes payable, stockholders                                       77,423              77,923
    Note payable, other                                           11,915              11,748
    Note payable, equipment                                        1,953               4,811
                                                              ----------          ----------
Total Current Liabilities                                        641,405             682,375

Note Payable--FDC, related party                                 303,774             228,781

Accrued Lease Obligation--noncurrent                             100,000             100,000

Stockholders' Deficit
    Common stock--authorized 100,000,000 shares; $.001
        par value; issued and outstanding 13,567,300              13,567              12,567
    Common stock subscribed                                       (6,909)             (6,909)
    Additional paid-in capital                                 7,025,367           6,622,614
    Deficit accumulated during the development stage          (7,757,609)         (7,429,018)
                                                               ---------          ----------
Total Stockholders' Deficit                                     (725,584)           (800,746)
                                                              ----------       -------------
                                                              $  319,595        $    210,410
                                                              ==========       =============

                                                                               2

                    Imperial Petroleum Recovery Corporation
                         (a development stage company)

Statements of Operations (Unaudited)
Three Months Ended January 31,


                                                                1998                     1997
                                                                ----                     ----

Revenue                                                       $                   $

Cost of Goods Sold
                                                             -----------            -----------
Gross Profit

Operating Expenses
    Research and development expenses--prototype                  16,340                318,369
    General and administrative expenses
       Internal administration, selling and marketing
         expense                                                 301,916                848,519
                                                             -----------           ------------
Loss from Operations                                             318,256              1,166,888

Other (Income) Expense
    Gain on debt settlement                                                            (119,900)
    Other                                                                               (11,930)
    Interest expense                                              10,335
                                                             -----------           ------------
                                                                  10,335               (131,830)
                                                             -----------           ------------
Net Loss                                                     $   328,591            $ 1,035,058
                                                             -----------            -----------
Loss per Share                                               $       .02            $       .12
                                                             ===========            ===========


                    Imperial Petroleum Recovery Corporation
                         (a development stage company)

Statements of Stockholders' deficit (Unaudited)
As of January 31, 1998



                           Common Stock                                 Additional                           Total
                             No. of                      Stock            Paid in         Retained         Stockholders'
                             Shares          Amount   Subscriptions       Capital          Deficit           Deficit
                             ------          ------   -------------       -------          -------           -------

Balance, November 1, 1997  12,567,300       $12,567     ($6,909)        $6,622,614       $7,429,018           ($800,745)

Sale of common stock
 & additional paid in
 capital                    1,000,000       $ 1,000                     $  402,753                             $400,000

Net loss                                                                                 $  328,591           ($324,839)
                            ---------       -------     --------       -----------      -----------         -----------
Balance, January 31, 1998  13,567,300       $13,567     ($6,909)        $7,025,367       $7,757,609           ($725,584)
                           ==========       =======     ========       ===========      ===========         ===========



                    Imperial Petroleum Recovery Corporation
                         (a development stage company)

Statements of Cash Flows (Unaudited)
Three Months Ended January 31,


                                                                        1998              1997
                                                                        ----              ----
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities
    Net loss                                                      $  (328,591)        $  (1,035,059)
                                                                   -----------        -------------
    Adjustments to reconcile net loss to net
      cash used in operating activities
        Changes in assets and liabilities
           Depreciation                                                 3,145
           Decrease in prepaid expenses                                16,333
           Decrease in notes receivable                                                     104,550
           Decrease in accrued liabilities                            (27,156)             (145,057)
           Decrease in accounts payable                               (10,622)              468,767
                                                                  ------------        -------------
Total Adjustments                                                     (18,300)              428,260
                                                                  -----------         -------------
Net Cash Used in Operating Activities                                (346,891)             (606,799)
                                                                  -----------         -------------
Cash Flows from Investing Activities
    Additions to property and equipment                                (4,202)               (3,576)
                                                                  -----------         -------------
Net Cash Used in Investing Activities                                  (4,202)               (3,576)
                                                                  -----------         -------------
Cash Flows from Financing Activities
    Proceeds from issuance of common stock and
      Additional paid in capital                                      403,753             2,138,117
    Proceeds from loans from affiliated entities                       74,991                86,262
    Payments on notes payable from affiliated entities                                         (500)
     (1,990,872)
    Payments on notes payable                                          (7,691)              (21,987)
    Proceeds from notes payable                                         5,000               243,686
                                                                  -----------         -------------
Net Cash Provided by Financing Activities                             475,553               455,206
                                                                  -----------         -------------
Net Increase (decrease) in Cash                                       124,460              (155,169)
Cash and Cash Equivalents, Beginning of Period                         30,498                39,934
                                                                  -----------         -------------
Cash and Cash Equivalents, End of Period                          $   154,958         $    (115,235)
                                                                  ===========         =============

                    Imperial Petroleum Recovery Corporation
                         (a development stage company)

Notes to Financial Statements

JANUARY 31, 1998


NOTE A--BASIS OF PRESENTATION


     The accompanying unaudited financial statements include the accounts of Imperial Petroleum Recovery Corporation (the "Company"). Such statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the quarter ended January 31, 1998 are not necessarily indicative of the results for the fiscal year ending October 31, 1998. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on form 10-KSB for the fiscal year ended October 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997.

LIQUIDITY & CAPITAL RESOURCES

     In the quarter ended January 31, 1998, the Company received net proceeds of approximately $403,753 from the sale of restricted common stock and additional paid in capital. The company used approximately ($328,591) in cash flows from operating activities, excluding changes in assets and liabilities, during the fiscal quarter ended January 31, 1998, compared to approximately ($1,035,058) for the corresponding quarter of 1997. The total net cash used by operating activities was approximately ($346,891) for the first quarter ended January 31, 1998, compared to approximately ($606,798) for the corresponding quarter of 1997.

     Cash used by investing activities totaled approximately $4,202 for the first quarter ended January 31, 1998 as compared to approximately $3,576 for the corresponding quarter of 1997.

     Cash provided by financing activities totaled approximately $475,553 compared to approximately $455,205 for the corresponding quarter of 1997. The company successfully completed a private placement in April 1996, which yielded net proceeds of approximately $748,505.

     The Company expects to continue to make investments in the future to support its overall growth. Currently, it is anticipated that ongoing operations will be financed primarily from net proceeds of restricted stock sales and additional paid in capital. The Company presently has cash and cash equivalents on hand and believes that these will be sufficient to meet short-term cash requirements as needed. However, as indicated in the Company's most recent Annual Report on Form 10-KSB, that while continued sale of restricted stock may provide the cash in certain periods, to the extent the Company experiences growth in the near future, the Company anticipates that its operating and product development activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurances that unforeseen events may not require more working capital that the Company currently has at its disposal.

FUTURE OPERATING RESULTS

     The preceding paragraph and the following discussion include forward-looking statements regarding the Company's future financial position and results of operations. Actual financial position and results of operations may differ materially from the statements.

     The Company has invested significant amounts in the research and development and the initial marketing of the MST unit. The emphasis, attention, and dedication of the Company's limited resources for the MST system have caused and, in management's view, will continue to cause the negative operating earnings experienced to date. However, the Company believes that the value and sales potential of the MST system outweigh the risk of continued operating losses. The first product of the MST product line became generally available during the fourth quarter of fiscal year 1997 and the Company believes that revenues will begin to grow as contracts are finalized in fiscal year 1998.

     The Company does not expect revenue growth to occur ratably over the 1998 fiscal year; instead, the Company expects that the major impact of the MST product introduction on revenues and earnings will occur during the second half of the year. Revenue growth in the third quarter of fiscal 1998 will depend to a large extent on the timing of the Company's rollout of the MST unit.

     The Company's ability to achieve its revenue and profitability objectives in fiscal year 1998 will depend on many factors not entirely within the Company's control. These include the timing and market acceptance of the MST unit and other new products and features announced and introduced by the Company and its competitors, and the extent to which the Company is successful in placing an MST unit in strategic facilities to gain broader acceptance of the technology. Other factors include rapid changes in technologies and standards relating to sludge production and remediation of existing sludge in tanks and ponds.

     The foregoing forward-looking statements involve a number of risks and 0uncertainties. In addition to the factors discussed above, among the factors that could cause actual results to differ materially are those listed in the Company's most recent Annual Report of Form 10-KSB under the headings Item 1-"Description of Business-Forward Looking and Cautionary Statements" and Item 6-"Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Because of the uncertainties discussed above affecting the Company's future operation results, past performance should not be reliable indicator of future performance. The use of historical trends to anticipate results or trends in future periods may not be inappropriate. In addition, the Company's participation in a highly dynamic industry may result in significant volatility in the price of the Company's common stock.

     The Company cautions that the preceding list of cautionary statements is not exclusive.

RESULTS OF OPERATIONS

Net Sales

     There were no net sales for the first quarter ended January 31, 1998, the same as recorded for the corresponding quarter of 1997.

Operating Expenses

     Selling, general and administrative expenses for the first quarter ended January 31, 1998, were approximately $301,916 a decrease over the approximately $848,519 recorded for the corresponding quarter of 1997. The dollar decrease in these expenses over the prior year reflected the efforts of management to minimize overhead. These efforts include consolidating all company operations in Houston, Texas and reduction of personnel.

     Research and development expenses for the first quarter ended January 31, 1998, were approximately $16,340, a decrease over the approximately $318,369 recorded for the corresponding quarter of 1997. The $318,369 recorded in the corresponding quarter of 1997 represented research and development while the Company moved to Houston, Texas.

Interest and Financing Expenses

     Total other income (expense) for the first quarter ended January 31, 1998, were approximately $10,335, an increase over the approximately ($131,830) recorded for the corresponding quarter of 1997. In the first quarter ended January 31, 1997, the Company's other income (expense) included a one-time charge associated with the gain on debt settlement.

Other

     To date, inflation and seasonality have not had a material impact on the Company's results of operations.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

     During the period covered by this report, no legal proceedings required to be reported became reportable events, and there were no material developments in or terminations of any previously reported proceedings.

     The Company is subject to routine litigation from time to time arising from its operations. Management believes that any such pending litigation will not have a material effect on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company sold 500,000 shares of its Common Stock and a Warrant to purchase 3,500,000 shares of its Common Stock to Maya LLC as of December 11, 1997 for a combined purchase price of $400,000 in cash. The Warrant is exercisable for $1.00 per share and expires on December 11, 2001. The 500,000 shares of Common Stock purchased and the shares underlying the Warrant enjoy certain registration rights under a Registration Rights Agreement between the Company and Maya LLC dated as of December 11, 1997.

     The Company relied upon the exemption provided in Section 4(2) of the Securities Act of 1933, which covers "transactions by an issuer not involving any public offering," to issue the securities discussed in the previous paragraph without registration under the Act. The Company made a determination that the investor to whom the securities were issued did not need the protections that registration would afford. The certificates representing the shares of Common Stock issued and the Warrant were marked with legends indicating that transfer of the securities is restricted because they were not sold in a registered offering.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

            The exhibits to this report are listed in the Exhibit Index, which is incorporated herein by reference.

        (b)  Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Imperial Petroleum Recovery Corporation
                                       (Registrant)



Date:  March 17, 1998                  /s/ C. Brent Karchner
                                       -------------------------------------
                                       C. Brent Karchner
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)

                     Imperial Petroleum Recovery Corporation

                          Exhibit Index to Form 10-QSB

Exhibit No.                Identification of Exhibit
-----------                -------------------------

   3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibits 2 and 2.1 to the Company's Registration Statement on Form 10-SB, filed with the Commission with a filing date of August 8, 1996, Commission File No. 0-21169)

   3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996, filed with the Commission with a filing date of November 26, 1997, Commission File No. 0-21169)

   10.1 Convertible Promissory Note of the Company, bearing interest from August 25, 1997, to Food Development Corporation (incorporated by reference to Exhibit 1 to the Schedule 13D filed by Henry H. Kartchner with the Commission with a filing date of January 20, 1998, CIK No. 0001047620)

   10.2 Warrant for the Purchase of Shares of Common Stock dated as of December 11, 1997 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A filed by Maya LLC with the Commission with a filing date of December 22, 1997, CIK No. 0001020448)

   10.3 Registration Rights Agreement dated as of December 11, 1997 between the Company and Maya LLC (incorporated by reference to
              Exhibit 2 to the Schedule 13D/A filed by Maya LLC with the Commission with a filing date of December 22, 1997, CIK No. 0001020448)

    27*       Financial data schedule

 ---------------
*  Filed herewith.