Form 10QSB
period 1997-01-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 1998-04-14
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 1997

                                       or

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-21169

                     Imperial Petroleum Recovery Corporation
             (Exact name of registrant as specified in its charter)

                    Nevada                                 76-0529110
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

15311 Vantage Parkway West, Suite 160, Houston, Texas             77032
      (Address of principal executive offices)                  (Zip Code)

                                 (281) 987-2828
              (Registrant's telephone number, including area code)

                                 Not Applicable
        (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) has filed all reports Required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                            YES ___   NO _X_


   The Number of Shares Of The Registrant's Common Stock, $.001 Par Value Per
            Share, Outstanding as of January 31, 1998 was 13,567,300

           Transitional Small Business Disclosure Format (check one):
                            YES ___   NO _X_

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheets as of January 31, 1997 and October 31, 1996                          1-2

     Statements of Operations for the three months ended January 31, 1997 and 1996        3

     Statements of Stockholders' Deficit as of January 31, 1997                           4

     Statements of Cash Flows for the three months ended January 31, 1997 and 1996        5

     Note to Financial Statements                                                        6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                              8-9

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                               10

Item 2.  Changes in Securities and Use of Proceeds                                       10

Item 3.  Defaults Upon Senior Securities                                                 10

Item 4.  Submission of Matters to a Vote of Security Holders                             10

Item 5.  Other Information                                                               10

Item 6.  Exhibits and Reports on Form 8-K                                               10-11

Signatures                                                                               12

Exhibit Index                                                                            13

Financial Data Schedule                                                                  14

Item 1.  Financial Statements

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets

==============================================================================================
                                                           January 31, 1997   October 31, 1996
----------------------------------------------------------------------------------------------
                                                              (Unaudited)         (Audited)
Assets

Current Assets
    Cash and cash equivalents                                   $   --           $   --
    Officer and employee advances                                 42,334          146,884
    Inventory                                                    132,000          132,000
                                                               -------------------------------
Total Current Assets                                             174,334          278,884

Property and equipment, net of accumulated depreciation
    of $3,362 as of January 31, 1997                             162,076          158,501

Other assets
    Intangible asset - Phonon Technology                         339,500          339,500
                                                               -------------------------------
                                                                $675,910         $776,885
  --------------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets--Continued

=====================================================================================================================
                                                                                  January 31, 1997   October 31, 1996
---------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)        (Audited)
Liabilities and Stockholders' Deficit

Current Liabilities
    Bank overdraft                                                                   $   115,235          $    51,934
    Note payable- Phonon acquisition- current portion                                         --               20,000
    Notes payable, other                                                                   4,712                   --
    Accounts payable-trade                                                               789,960              341,707
    Accounts payable-National Security Analysts, Inc.                                     84,615              138,638
    Accrued employee expense reimbursements                                                   --              124,542
    Current portion of  abandoned lease obligation                                         2,618                2,618
                                                                                     --------------------------------
Total Current Liabilities                                                                997,140              679,439

Note Payable--FDC, related party                                                         732,937              661,677

Note Payable--NSA, related party                                                         291,009                   --

Note Payable--Phonon Technology                                                          339,500              339,500

Accrued Lease Obligation--non-current                                                    100,000              100,000

Obligations to Be Settled in Stock
    Loans from affiliated entities                                                            --            1,884,004
    Abandoned lease obligation                                                            59,300               59,300
    Phonon acquisition                                                                    62,500               62,500
                                                                                     --------------------------------
                                                                                         121,800            2,005,804

Commitments and contingencies                                                                 --                   --

Stockholders' Deficit
    Common stock--authorized 100,000,000 shares; $.001 par value; issued and outstanding 8,765,130 and 8,315,080 shares at January 31, 1997 and
        October 31, 1996, respectively                                                     8,765                8,315

    Common stock subscribed                                                               (7,730)              (7,730)
    Additional paid-in capital                                                         3,932,293            1,794,626
    Deficit accumulated during the development stage                                  (5,839,804)          (4,804,746)
                                                                                     --------------------------------
Total Stockholders' Deficit                                                           (1,906,476)          (3,009,535)
                                                                                     --------------------------------
                                                                                     $   675,910          $   776,885
---------------------------------------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Operations (Unaudited)
Three Months Ended January 31, 1997 and 1996

===============================================================================================
                                                                   1997                1996
-----------------------------------------------------------------------------------------------
Revenue                                                       $                    $

Cost of Goods Sold

----------------------------------------------------------------------------------------------

Gross Profit

Operating Expenses
    Research and development expenses--prototype                  318,369              447,327
    Acquired research and development - Phonon
         Technologies                                                  --               23,448
    General and administrative expenses
       Internal administration, selling and marketing
         expense                                                  848,519              558,871

                                                              --------------------------------
Loss from Operations                                           (1,166,888)          (1,029,646)

Other income                                                       11,930                   --

  Extraordinary gain on debt settlement                           119,900                   --
                                                              --------------------------------
Net loss                                                      $(1,035,058)         $(1,029,646)
----------------------------------------------------------------------------------------------

Loss per share                                                $      (.13)         $      (.46)

Extraordinary gain per share                                  $       .01          $        --

Loss per share                                                $      (.12)         $      (.46)
----------------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Stockholders' deficit (Unaudited)
As of January 31, 1997

====================================================================================================================================
                                           Common Stock                                  Additional                       Total
                                              No. of                         Stock         Paid in       Retained      Stockholders'
                                              Shares          Amount      Subscriptions    Capital        Deficit         Deficit
                                              ------          ------      -------------    -------        -------         -------
Balance, November 1, 1996                    8,315,080         $8,315        ($7,730)     $1,794,626    ($4,804,746)    ($3,009,535)

Sale of common stock
 & additional paid in capital                  450,050            450                     $2,137,667                     $2,138,117

Net loss                                                                                                ($1,035,058)    ($1,035,058)
                                             ---------        -------       --------      ----------    -----------    ------------

Balance, January 31, 1997                    8,765,130         $8,765        ($7,730)     $3,932,293    ($5,839,804)    ($1,906,476)
                                             =========        =======       ========      ==========    ===========    ============

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Cash Flows (Unaudited)
Three Months Ended January 31, 1997 and 1996
--------------------------------------------------------------------------------
                                                         1997           1996
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities
    Net loss                                         $(1,035,058)   $(1,029,646)
                                                     --------------------------
    Adjustments to reconcile net loss to net cash used in operating activities

        Changes in assets and liabilities
           Decrease in deposits                               --          1,989
           Decrease in notes receivable                  104,550             --
           Decrease in accrued liabilities              (124,542)
                                                                              -
           Decrease in accounts payable                  394,230        256,359

                                                     --------------------------
Total Adjustments                                        374,238        258,348
                                                     --------------------------

Net Cash Used in Operating Activities                   (660,820)      (771,298)
                                                     --------------------------

Cash Flows from Investing Activities
    Additions to property and equipment                   (3,575)            --
                                                     --------------------------

Net Cash Used in Investing Activities                     (3,575)            --
                                                     --------------------------

Cash Flows from Financing Activities
    Proceeds from issuance of common stock and
      Additional paid in capital                         254,113        534,105
    Proceeds from loans from affiliated entities         362,269         75,000
    Payments on notes payable                            (15,288)            --
     Proceeds from bank overdraft                         63,301             --
                                                     --------------------------

Net Cash Provided by Financing Activities                664,395        609,105
                                                     --------------------------


Net Increase (decrease) in Cash                               --       (162,193)

Cash and Cash Equivalents, Beginning of Period                --        208,339
                                                     --------------------------

Cash and Cash Equivalents, End of Period             $        --        $46,146
--------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements

================================================================================
JANUARY 31, 1997
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Imperial Petroleum Recovery Corporation (the "Company"). Such statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the quarter ended January 31, 1997 are not necessarily indicative of the results for the fiscal year ending October 31, 1997. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on form 10-KSB for the fiscal year ended October 31, 1996.

NOTE B - ORGANIZATION AND USE OF ESTIMATES

Organization

Imperial Petroleum Recovery Corporation (a development stage company incorporated in Nevada) has been in the development stage since commencement of operations in fiscal year 1995. Operations to date have been comprised of developing and marketing crude oil sludge recovery process technology. Since December 1996, principal operations have been conducted in Texas.

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

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations.

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements - Continued

================================================================================

JANUARY 31, 1997
--------------------------------------------------------------------------------


NOTE C - REALIZATION OF ASSETS - Continued

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence.

In December 1996, the Company effected a significant number of cost-cutting initiatives aimed at continuing to fund its operations from existing resources and reducing the level of revenue required to achieve a break-even cash flow position. These initiatives included centralizing operations in Houston, Texas, re-organizing management and instituting a complete set of internal cost control policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996.

LIQUIDITY & CAPITAL RESOURCES

     In the quarter ended January 31, 1997, the Company received net proceeds of approximately $2,138,117 from the sale of restricted common stock and additional paid in capital. The company used approximately ($1,035,058) in cash flows from operating activities, excluding changes in assets and liabilities, during the fiscal quarter ended January 31, 1997, compared to approximately ($1,029,646) for the corresponding quarter of 1996. The total net cash used by operating activities was approximately ($660,820) for the first quarter ended January 31, 1997, compared to approximately ($771,298) for the corresponding quarter of 1996.

     Cash used by investing activities totaled approximately $3,575 for the first quarter ended January 31, 1997 as compared to no investing activities for the corresponding quarter of 1996.

     Cash provided by financing activities totaled approximately $664,395 for the first quarter ended January 31, 1997 compared to approximately $609,105 for the corresponding quarter of 1996. The company successfully completed a private placement in April 1996, which yielded net proceeds of approximately $748,505.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

FUTURE OPERATING RESULTS - Continued

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

     The foregoing forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among the factors that could cause actual results to differ materially are those listed in the Company's most recent Annual Report of Form 10-KSB under the headings Item 1-"Description of business-Forward Looking and Cautionary Statements" and Item 6-"Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Because of the uncertainties affecting the Company's future operation results, past performance should not be reliable indicator of future performance. The use of historical trends to anticipate results or trends in future periods may not be appropriate. In addition, the Company's participation on a highly dynamic industry may result in significant volatility in the price of the Company's common stock.

     The Company cautions that the preceding list of cautionary statements is not exclusive.

RESULTS OF OPERATIONS

Net Sales

     There were no net sales for the first quarter ended January 31, 1997, the same as recorded for the corresponding quarter of 1996.

Operating Expenses

     Selling, general and administrative expenses for the first quarter ended January 31, 1997, were approximately $848,519 an increase over the approximately $558,871 recorded for the corresponding quarter of 1996.

         Research and development expenses for the first quarter ended January 31, 1997, were approximately $318,369, a decrease over the approximately $470,775 recorded for the corresponding quarter of 1996. The $470,775 recorded in the corresponding quarter of 1996 included $23,448 of cost related to acquired research and development.

Interest and Financing Expenses

     Total other income (expense) for the first quarter ended January 31, 1997, was approximately $131,830, which included a one-time charge associated with the gain on debt settlement. The Company recorded no other income (expense) for the corresponding quarter of 1996.

Other

     To date, inflation and seasonality has not had a material impact on the Company's results of operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The information under the caption "Recent Sales of Unregistered Securities" in Item 5 of the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997 is incorporated herein by reference.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -Continued

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


                  Imperial Petroleum Recovery Corporation
                  (Registrant)


Date: April 14, 1998   /s/ C. Brent Karchner
                       ---------------------
                       C. Brent Karchner
                       President and Chief Executive Officer
                       (Duly Authorized Officer and Principal Financial Officer)

                     Imperial Petroleum Recovery Corporation

                          Exhibit Index to Form 10-QSB

 Exhibit No.                Identification of Exhibit
 -----------                -------------------------

     3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibits 2 and 2.1 to the Company's Registration Statement on Form 10-SB, filed with the Commission with a filing date of August 8, 1996, Commission File No. 0-21169)

     3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996, filed with the Commission with a filing date of November 26, 1997, Commission File No. 0-21169)

     27*    Financial data schedule

----------
* Filed herewith.