Form 10QSB
period 1997-04-30
IMPERIAL PETROLEUM RECOVERY CORP
filed 1998-04-14
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 1997

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

Check whether the issuer (1) has filed all reports Required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                  YES___ NO _X_


   The Number of Shares Of The Registrant's Common Stock, $.001 Par Value Per
            Share, Outstanding as of January 31, 1998 was 13,567,300

           Transitional Small Business Disclosure Format (check one):
                                  YES___ NO _X_

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

     Balance Sheets as of April 30, 1997 and October 31, 1996                                                     1-2

     Statements of Operations for the six months ended April 30, 1997 and 1996                                     3

     Statements of Stockholders' Deficit as of April 30, 1997                                                      4

     Statements of Cash Flows for the six months ended April 30, 1997 and 1996                                     5

     Note to Financial Statements                                                                                 6-7

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                                          8-9

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                        10

Item 2.  Changes in Securities and Use of Proceeds                                                                10

Item 3.  Defaults Upon Senior Securities                                                                          10

Item 4.  Submission of Matters to a Vote of Security Holders                                                      10

Item 5.  Other Information                                                                                        10

Item 6.  Exhibits and Reports on Form 8-K                                                                        10-11

Signatures                                                                                                        12

Exhibit Index                                                                                                     13

Financial Data Schedule                                                                                           14


Item 1.  Financial Statements

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets
==============================================================================================

                                                             April 30, 1997   October 31, 1996
----------------------------------------------------------------------------------------------
                                                               (Unaudited)        (Audited)

Assets

Current Assets
    Cash and cash equivalents                                   $   --           $   --
    Officer and employee advances                                 62,834          146,884
    Inventory                                                    132,000          132,000

                                                               -------------------------------

Total Current Assets                                             194,834          278,884

Property and equipment, net of accumulated depreciation
    of $3,362 as of April 30, 1997                               178,511          158,501

Other assets
    Intangible asset - Phonon Technology                         339,500          339,500

                                                               -------------------------------
                                                                $712,845         $776,885
----------------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets--Continued
=================================================================================================

                                                                April 30, 1997   October 31, 1996
-------------------------------------------------------------------------------------------------
                                                                  (Unaudited)        (Audited)


Liabilities and Stockholders' Deficit

Current Liabilities
    Bank overdraft                                             $    50,720          $    51,934
    Note payable- Phonon acquisition- current portion                   --               20,000
    Notes payable, other                                            13,544                   --
    Accounts payable-trade                                         800,528              341,707
    Accounts payable-National Security Analysts, Inc.               84,615              138,638
    Accrued employee expense reimbursements                             --              124,542
    Current portion of  abandoned lease obligation                   2,618                2,618
                                                               ----------------------------------


Total Current Liabilities                                          952,025              679,439

Note Payable--FDC, related party                                   732,770              661,677

Note Payable--NSA, related party                                   291,009                   --

Note Payable--Phonon Technology                                    339,500              339,500

Accrued Lease Obligation--non-current                              100,000              100,000

Obligations to Be Settled in Stock
    Loans from affiliated entities                                      --            1,884,004
    Abandoned lease obligation                                          --               59,300
    Phonon acquisition                                              62,500               62,500

                                                               ----------------------------------

                                                                    62,500            2,005,804

Commitments and contingencies                                           --                   --

Stockholders' Deficit
    Common stock--authorized 100,000,000 shares; $.001
      par value; issued and outstanding 8,915,130 and
      8,315,080 shares at April 30, 1997 and
      October 31, 1996, respectively                                 8,915                8,315

    Common stock subscribed                                         (7,730)              (7,730)
    Additional paid-in capital                                   4,396,546            1,794,626
    Deficit accumulated during the development stage            (6,162,690)          (4,804,746)



Total Stockholders' Deficit                                     (1,764,959)          (3,009,535)

                                                               ----------------------------------

                                                               $   712,845          $   776,885
-------------------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Operations (Unaudited)
Six Months Ended April 30, 1997 and 1996

=================================================================================================

                                                                      1997              1996
-------------------------------------------------------------------------------------------------

Revenue                                                       $                   $

Cost of Goods Sold
                                                              -----------------------------------

Gross Profit

Operating Expenses
    Research and development expenses--prototype                  352,331              854,654
    Acquired research and development - Phonon
         Technologies                                                 --
                                                                                       102,649
    General and administrative expenses
       Internal administration, selling and marketing
         expense                                                1,134,667            1,053,745


                                                            -------------------------------------
Loss from Operations                                           (1,486,998)          (2,011,048)

Other income                                                        9,154                   --

  Extraordinary gain on debt settlement                           119,900                   --

                                                            -------------------------------------

Net loss                                                      $(1,357,944)         $(2,011,048)

-------------------------------------------------------------------------------------------------

Loss per share                                                $      (.19)         $      (.46)

Extraordinary gain per share                                  $       .01          $        --

Loss per share                                                $      (.18)         $      (.46)
-------------------------------------------------------------------------------------------------



Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Stockholders' deficit (Unaudited)
As of April 30, 1997
====================================================================================================================================

                               Common Stock
                               ------------                                Additional                         Total
                                 No. of                   Stock            Paid in          Retained          Stockholders'
                                 Shares          Amount   Subscriptions    Capital          Deficit           Deficit
                                 ------          ------   -------------    -------          -------           -------

Balance, November 1, 1996        8,315,080         $8,315     ($7,730)      $1,794,626     ($4,804,746)     ($3,009,535)

Sale of common stock
 & additional paid in capital      600,050            600                    2,601,920                        2,602,520

Net loss                                                                                    (1,357,944)      (1,357,944)

Balance, April 30, 1997          8,915,130         $8,915     ($7,730)      $4,396,546     ($6,162,690)     ($1,764,959)
                               ===========    ===========    ===========    ===========     ===========      ===========

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Cash Flows (Unaudited)
Six Months Ended April 30, 1997 and 1996

==============================================================================================

                                                             1997                1996
----------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities

    Net loss                                             $(1,357,944)         $(2,011,048)
                                                         -------------------------------------
    Adjustments to reconcile net loss to net
      cash used in operating activities

        Changes in assets and liabilities
           Decrease in deposits                                   --                1,989
           Decrease in notes receivable                       84,050                   --
           Decrease in accrued liabilities                  (124,542)                  --
           Decrease in accounts payable                      404,798              908,934
                                                         -------------------------------------

Total Adjustments                                            364,306              910,923
                                                         -------------------------------------

Net Cash Used in Operating Activities                       (993,638)          (1,100,125)
                                                         -------------------------------------
Cash Flows from Investing Activities
    Additions to property and equipment                      (20,010)             (40,047)
                                                         -------------------------------------

Net Cash Used in Investing Activities                        (20,010)             (40,047)
                                                         -------------------------------------

Cash Flows from Financing Activities
    Proceeds from issuance of common stock and
      Additional paid in capital                             659,216              748,505
    Proceeds from loans from affiliated entities             362,102              222,000
    Payments on notes payable                                 (6,456)                  --
     Proceeds from bank overdraft                              1,214                   --
                                                         -------------------------------------

Net Cash Provided by Financing Activities                  1,013,648              970,505
                                                         -------------------------------------

Net Increase (decrease) in Cash                                   --             (169,667)

Cash and Cash Equivalents, Beginning of Period                    --              208,339
                                                         -------------------------------------

Cash and Cash Equivalents, End of Period                 $        --          $    38,672
                                                         -------------------------------------


Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements
================================================================================
APRIL 30, 1997
-------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION


The accompanying unaudited financial statements include the accounts of Imperial Petroleum Recovery Corporation (the "Company"). Such statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the six month period ended April 30, 1997 are not necessarily indicative of the results for the fiscal year ending October 31, 1997. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on form 10-KSB for the fiscal year ended October 31, 1996.




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

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements - Continued

================================================================================
APRIL 30,  1997
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

LIQUIDITY & CAPITAL RESOURCES

     During the six month period ended April 30, 1997, the Company received net proceeds of approximately $2,602,520 from the sale of restricted common stock and additional paid in capital. The company used approximately ($1,357,944) in cash flows from operating activities, excluding changes in assets and liabilities, during the six month period ended April 30, 1997, compared to approximately ($2,011,048) for the corresponding period of 1996. The total net cash used by operating activities was approximately ($993,638) for the six month period ended April 30, 1997, compared to approximately ($1,100,125) for the corresponding period of 1996.

     Cash used by investing activities totaled approximately $20,010 for the six month period ended April 30, 1997 as compared to investing activities totaling approximately $40,047 for the corresponding period of 1996.

     Cash provided by financing activities totaled approximately $1,013,648 for the six month period ended April 30, 1997 compared to approximately $970,505 for the corresponding period of 1996. The company successfully completed a private placement in April 1996, which yielded net proceeds of approximately $748,505.

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

     RESULTS OF OPERATIONS

Net Sales

     There were no net sales for the six month period ended April 30, 1997, the same as recorded for the corresponding period of 1996.

Operating Expenses

     Selling, general and administrative expenses for the six month period ended April 30, 1997, were approximately $1,134,667 an increase over the approximately $1,053,745 recorded for the corresponding period of 1996.

     Research and development expenses for the six month period ended April 30, 1997, were approximately $352,331 a decrease over the approximately $957,303 recorded for the corresponding period of 1996. The $957,303 recorded in the corresponding period of 1996 included $23,448 of cost related to acquired research and development.

Interest and Financing Expenses

     Total other income (expense) for the six month period ended April 30, 1997, was approximately $129,054, which included a one-time charge associated with the gain on debt settlement. The Company recorded no other income (expense) for the corresponding period of 1996.

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


*  Filed herewith.