Form 10QSB
period 1997-07-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 1998-04-14
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1997

                                       or

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports Required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                            YES _____      NO __X__

The Number of Shares Of The Registrant's Common Stock, $.001 Par Value Per Share, Outstanding as of January 31, 1998 was 13,567,300

           Transitional Small Business Disclosure Format (check one):
                            YES _____      NO __X__

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Balance Sheets as of July 31, 1997 and October 31, 1996                              1-2

     Statements of Operations for the nine months ended July 31, 1997 and 1996             3

     Statements of Stockholders' Deficit as of July 31, 1997                               4

     Statements of Cash Flows for the nine months ended July 31, 1997 and 1996             5

     Note to Financial Statements                                                         6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                              8-9

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                10

Item 2.  Changes in Securities and Use of Proceeds                                        10

Item 3.  Defaults Upon Senior Securities                                                  10

Item 4.  Submission of Matters to a Vote of Security Holders                              10

Item 5.  Other Information                                                                10

Item 6.  Exhibits and Reports on Form 8-K                                                10-11

Signatures                                                                                12

Exhibit Index                                                                             13

Financial Data Schedule                                                                   14

Item 1.  Financial Statements

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets

=============================================================================================
                                                             July 31, 1997   October 31, 1996
---------------------------------------------------------------------------------------------
                                                              (Unaudited)       (Audited)
Assets

Current Assets
    Cash and cash equivalents                                   $ 62,458         $     --
    Officer and employee advances                                 92,137          146,884
    Inventory                                                         --          132,000
                                                                -----------------------------
Total Current Assets                                             154,595          278,884

Property and equipment, net of accumulated depreciation
    of $3,362 as of July 31, 1997                                178,511          158,501

Other assets
    Intangible asset - Phonon Technology                              --          339,500
                                                                -----------------------------
                                                                $333,106         $776,885
---------------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets--Continued

========================================================================================================================
                                                                                    July 31,1997        October 31, 1996
------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)           (Audited)
Liabilities and Stockholders' Deficit

Current Liabilities
    Bank overdraft                                                                   $        --          $    51,934
    Note payable- Phonon acquisition- current portion                                         --               20,000
    Accounts payable-trade                                                               778,803              341,707
    Accounts payable-National Security Analysts, Inc.                                     84,615              138,638
    Accrued employee expense reimbursements                                                   --              124,542
    Current portion of  abandoned lease obligation                                            --                2,618
                                                                                     -----------------------------------
Total Current Liabilities                                                                863,418              679,439

Note Payable--FDC, related party                                                         490,958              661,677

Note Payable--NSA, related party                                                         291,009                   --

Note Payable--Phonon Technology                                                               --              339,500

Accrued Lease Obligation--non-current                                                    100,000              100,000

Obligations to Be Settled in Stock
    Loans from affiliated entities                                                            --            1,884,004
    Abandoned lease obligation                                                                --               59,300
    Phonon acquisition                                                                        --               62,500
                                                                                     -----------------------------------
                                                                                              --            2,005,804

Commitments and contingencies                                                                 --                   --

Stockholders' Deficit
    Common stock--authorized 100,000,000 shares; $.001 par value; issued and outstanding 10,150,290 and 8,315,080 shares at July 31, 1997 and
        October 31, 1996, respectively                                                    10,150                8,315

    Common stock subscribed                                                               (7,730)              (7,730)
    Additional paid-in capital                                                         5,370,873            1,794,626
    Deficit accumulated during the development stage                                  (6,785,572)          (4,804,746)
                                                                                     -----------------------------------
Total Stockholders' Deficit                                                           (1,412,279)          (3,009,535)
                                                                                     -----------------------------------
                                                                                     $   333,106          $   776,885
------------------------------------------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Operations (Unaudited)
Nine Months Ended July 31, 1997 and 1996
========================================================================================
                                                               1997              1996
----------------------------------------------------------------------------------------
Revenue                                                    $        --       $        --

Cost of Goods Sold
                                                           -----------------------------
Gross Profit

Operating Expenses
    Research and development expenses--prototype               366,791         1,219,982
    Acquired research and development - Phonon
         Technologies                                               --
                                                                                 266,643
    General and administrative expenses
       Internal administration, selling and marketing
         expense                                             1,756,555         1,497,210
                                                           -----------------------------
Loss from Operations                                        (2,123,346)       (2,983,835)

Other income                                                    22,620                --

  Extraordinary gain on debt settlement                        119,900                --
                                                           -----------------------------
Net loss                                                   $(1,980,826)      $(2,983,835)
----------------------------------------------------------------------------------------
Loss per share                                             $      (.25)      $      (.33)

Extraordinary gain per share                               $       .01       $        --

Loss per share                                             $      (.24)      $      (.33)
----------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Stockholders' deficit (Unaudited)
As of July 31, 1997
====================================================================================================================
                                Common Stock                               Additional                      Total
                                   No. of                      Stock         Paid in      Retained     Stockholders'
                                   Shares        Amount    Subscriptions     Capital       Deficit        Deficit
                                -----------   -----------  -------------    -----------   -----------    -----------
Balance, November 1, 1996         8,315,080   $     8,315   ($    7,730)   $ 1,794,626   ($4,804,746)   ($3,009,535)

Sale of common stock
 & additional paid in capital     1,835,210         1,835         0,000      3,576,247         0,000      3,578,082

Net loss                              0,000         0,000         0,000          0,000    (1,980,826)    (1,980,826)
                                -----------   -----------   -----------    -----------   -----------    -----------

Balance, July 31, 1997           10,150,290   $    10,150   ($    7,730)   $ 5,370,873   ($6,785,572)   ($1,412,279)
                                ===========   ===========   ===========    ===========   ===========    ===========

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Cash Flows (Unaudited)
Nine Months Ended July 31, 1997 and 1996
================================================================================
                                                       1997          1996
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities
    Net loss                                       $(1,980,826)   $(2,983,835)
                                                   -----------------------------
    Adjustments to reconcile net loss to net cash used in operating activities

        Changes in assets and liabilities
             (Increase)Decrease in inventory           132,000       (132,000)
           Decrease in deposits                             --          1,989
           Decrease in officer advances                 54,747             --
           Decrease in accrued liabilities            (124,542)            --
           Increase in accounts payable                386,028      1,200,994
           Decrease in other assets                    339,500             --
                                                   -----------------------------
Total Adjustments                                      787,733      1,070,983
                                                   -----------------------------
Net Cash Used in Operating Activities               (1,193,093)    (1,912,852)
                                                   -----------------------------
Cash Flows from Investing Activities
    Additions to property and equipment                (20,010)       (53,378)
                                                   -----------------------------
Net Cash Used in Investing Activities                  (20,010)       (53,378)
                                                   -----------------------------
Cash Flows from Financing Activities
    Proceeds from issuance of common stock and
      additional paid in capital                     1,572,278        748,505
    Proceeds from loans from affiliated entities            --      1,060,000
    Payments on notes payable                         (244,783)            --
     Proceeds from bank overdraft                      (51,934)            --
                                                   -----------------------------
Net Cash Provided by Financing Activities            1,275,561      1,808,505
                                                   -----------------------------
Net Increase (decrease) in Cash                         62,458       (157,725)

Cash and Cash Equivalents, Beginning of Period              --        208,339
                                                   -----------------------------
Cash and Cash Equivalents, End of Period           $    62,458    $    50,614
--------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements

================================================================================
JULY 31, 1997
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Imperial Petroleum Recovery Corporation (the "Company"). Such statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the nine month period ended July 31, 1997 are not necessarily indicative of the results for the fiscal year ending October 31, 1997. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on form 10-KSB for the fiscal year ended October 31, 1996.

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

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements - Continued

================================================================================
JULY 31, 1997
--------------------------------------------------------------------------------


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

LIQUIDITY & CAPITAL RESOURCES

     During the nine month period ended July 31, 1997, the Company received net proceeds of approximately $3,578,082 from the sale of restricted common stock and additional paid in capital. The company used approximately ($1,980,826) in cash flows from operating activities, excluding changes in assets and liabilities, during the nine month period ended July 31, 1997, compared to approximately ($2,983,835) for the corresponding period of 1996. The total net cash used by operating activities was approximately ($1,193,093) for the nine month period ended July 31, 1997, compared to approximately ($1,912,852) for the corresponding period of 1996.

     Cash used by investing activities totaled approximately $20,010 for the nine month period ended July 31, 1997 as compared to investing activities totaling approximately $53,378 for the corresponding period of 1996.

     Cash provided by financing activities totaled approximately $1,275,561 for the nine month period ended July 31, 1997 compared to approximately $1,808,505 for the corresponding period of 1996. The company successfully completed a private placement in April 1996, which yielded net proceeds of approximately $748,505.

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

RESULTS OF OPERATIONS

Net Sales

     There were no net sales for the nine month period ended July 31, 1997, the same as recorded for the corresponding period of 1996.

Operating Expenses

     Selling, general and administrative expenses for the nine month period ended July 31, 1997, were approximately $1,756,555 an increase over the approximately $1,497,210 recorded for the corresponding period of 1996.

     Research and development expenses for the nine month period ended July 31, 1997, were approximately $366,791 a decrease over the approximately $1,486,625 recorded for the corresponding period of 1996. The $1,486,625 recorded in the corresponding period of 1996 included $266,643 of cost related to acquired research and development.

Interest and Financing Expenses

     Total other income (expense) for the nine month period ended July 31, 1997, was approximately $142,520, which included a one-time charge associated with the gain on debt settlement. The Company recorded no other income (expense) for the corresponding period of 1996.

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



               Imperial Petroleum Recovery Corporation
               (Registrant)



Date:  April 14, 1998    /s/  C. Brent Karchner
                         ------------------------------
                              C. Brent Karchner
                              President and Chief Executive Officer
                              (Duly Authorized Officer and
                              Principal Financial Officer)

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