Form 10QSB/A
period 1997-07-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 1998-04-30
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO. 1
                                       TO
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                       ON
                                  FORM 10-QSB/A

                  For the Quarterly Period Ended July 31, 1997

              For the transition period _________ from to _________

                         Commission file number: 0-21169

                     Imperial Petroleum Recovery Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Nevada                                   76-0529110
           -------------------------------                  -------------------
           (State or other jurisdiction of                    (I.R.S. Employer
            incorporation or organization)                  Identification No.)

15311 Vantage Parkway West, Suite 160, Houston, Texas               77032
-----------------------------------------------------            ----------
       (Address of principal executive offices)                  (Zip Code)

                                 (281) 987-2828
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     On July 24, 1997, Continental Electronics Corporation filed in the trial court for Dallas County, Texas, the claim against the Company described in
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997. Continental Electronics claims the Company owes it $178,845 for work performed by Continental under two contracts. The claim under one contract is approximately $100,000. IPRC believes that the claimed sum was not properly calculated under the contract. The second contract was for programming services and related hardware. The program did not function properly, however, and the hardware did not meet safety standards. IPRC intends to defend the claim and to pay only that portion of the claim ultimately deemed appropriate.

     During the period covered by this report, no other legal proceedings required to be reported became reportable events, and there were no material developments in or terminations of any previously reported proceedings.

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

SIGNATURES

     Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



               Imperial Petroleum Recovery Corporation
               (Registrant)



Date:  April 29, 1998    /s/  C. Brent Karchner
                         ------------------------------
                              C. Brent Karchner
                              President and Chief Executive Officer
                              (Duly Authorized Officer and
                              Principal Financial Officer)

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