Form 10QSB
period 1998-04-30
IMPERIAL PETROLEUM RECOVERY CORP
filed 1998-05-15
CIK 1020448

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

                  For the Quarterly Period Ended April 30, 1998

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

                                 (281) 987-2828
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

     Check whether the issuer (1) has filed all reports Required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                    YES  X   NO
                                        ---    ---

     The Number of Shares Of The Registrant's Common Stock, $.001 Par Value Per Share, Outstanding as of April 30, 1998 was 14,067,300

           Transitional Small Business Disclosure Format (check one):
                                    Yes     No  X
                                        ---    ---

===============================================================================

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of April 30, 1998 and October 31, 1997                                                1-2

         Statements of Operations for the Six Months Ended April 30, 1998 and 1997                                3

         Statements of Stockholders' Deficit as of April 30, 1998                                                 4

         Statements of Cash Flows for the Six Months Ended April 30, 1998 and 1997                                5

         Notes to Financial Statements                                                                           6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                                  8-10

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                        10

Item 2.  Changes in Securities and Use of Proceeds                                                                10

Item 3.  Defaults Upon Senior Securities                                                                          11

Item 4.  Submission of Matters to a Vote of Security Holders                                                      11

Item 5.  Other Information                                                                                        11

Item 6.  Exhibits and Reports on Form 8-K                                                                         11

Signatures                                                                                                        12

Exhibit Index                                                                                                     13

Financial Data Schedule                                                                                           14

Item 1.  Financial Statements

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets

-----------------------------------------------------------------------------------------------------------------------------
                                                                                April 30, 1998               October 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)                   (Audited)


Assets

Current Assets
    Cash and cash equivalents                                                   $     45,764                $     30,498
    Note receivable-Maya LLC                                                         197,494                           -
    Interest receivable-Maya LLC                                                       1,136
    Inventory, net of allowance of $260,000 as of
     April 30, 1998 and October 31, 1997                                              27,487                           -
    Prepaid expenses                                                                   7,967                      32,266
                                                                                ---------------------------------------------
Total Current Assets                                                                 279,848                      62,764

Property and equipment, net of accumulated depreciation
    of $39,276 and $29,209 as of April 30, 1998 and
    October 31, 1997 respectively                                                    129,778                     137,614

Other assets                                                                          10,032                      10,032
                                                                                ---------------------------------------------
                                                                                $    419,658                $    210,410
-----------------------------------------------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets--Continued

-----------------------------------------------------------------------------------------------------------------------------
                                                                                April 30, 1998               October 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  (Audited)                      (Unaudited)

Liabilities and Stockholders' Deficit

Current Liabilities
    Accounts payable                                                           $     453,823                $    507,744
    Accrued expenses                                                                  29,538                       8,735
    Accrued salaries and related expenses                                                  -                      71,414
    Accrued lease obligation, current                                                100,000                           -
    Due to affiliate                                                                   4,091                           -
    Notes payable, stockholders                                                       77,423                      77,923
    Note payable, other                                                                4,783                      11,748
    Note payable, equipment                                                                -                       4,811
                                                                               ----------------------------------------------
Total Current Liabilities                                                            669,658                     682,375

Note Payable--FDC, related party                                                      303,775                     228,781

Accrued Lease Obligation--non-current                                                      -                     100,000

Commitments and contingencies                                                              -                           -

Stockholders' Deficit
    Common stock--authorized 100,000,000 shares; $.001 par value; issued and outstanding 13,567,300 and 12,567,300 shares at April 30, 1998 and
        October 31, 1997, respectively                                                13,567                      12,567

    Common stock subscribed                                                           (6,909)                     (6,909)
    Additional paid-in capital                                                     7,420,436                   6,622,614
    Deficit accumulated during the development stage                              (7,980,869)                 (7,429,018)
                                                                               ----------------------------------------------
Total Stockholders' Deficit                                                         (553,775)                   (800,746)
                                                                               ----------------------------------------------
                                                                               $     419,658                $    210,410
-----------------------------------------------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Operations (Unaudited)
Six Months Ended April 30, 1998 and 1997

-----------------------------------------------------------------------------------------------------------------------------
                                                                                        1998                      1997
-----------------------------------------------------------------------------------------------------------------------------

Revenue                                                                         $                           $

Cost of Goods Sold
                                                                                ---------------------------------------------

Gross Profit

Operating Expenses
    Research and development expenses--prototype                                        84,153                    352,331
    General and administrative expenses
       Internal administration, selling and marketing expense                          544,744                  1,134,667
                                                                                ---------------------------------------------
Loss from Operations                                                                  (628,897)                (1,486,998)

Other Income
    Miscellaneous income                                                                     -                      9,154
    Interest income                                                                      3,562                          -

  Extraordinary gain on debt settlement                                                 73,484                    119,900
                                                                                ---------------------------------------------
Net loss                                                                        $     (551,851)             $  (1,357,944)
-----------------------------------------------------------------------------------------------------------------------------

Loss per share                                                                  $         (.05)             $        (.19)

Extraordinary gain per share                                                    $          .01              $         .01

Loss per share                                                                  $         (.04)             $        (.18)

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Stockholders' deficit (Unaudited)
As of April 30, 1998

-----------------------------------------------------------------------------------------------------------------------------

                            Common Stock                                Additional                               Total
                               No. of                    Stock           Paid in           Retained          Stockholders'
                               Shares        Amount   Subscriptions      Capital            Deficit            Deficit
                            -----------     -------   -------------     ----------         --------          -------------
Balance, November 1, 1997    12,567,300     $12,567      $(6,909)      $6,622,614       $(7,429,018)         $  (800,746)

Sale of common stock
 & additional paid
 in capital                   1,000,000       1,000                       797,822                                798,822


Net loss                                                                                   (551,851)            (551,851)
                             ----------     -------      -------       ----------       -----------          -----------
Balance, April 30, 1998      13,567,300     $13,567      $(6,909)      $7,420,436       $(7,980,869)         $  (553,775)
                             ==========     =======      =======       ==========       ===========          ===========

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Cash Flows (Unaudited)
Six Months Ended April 30, 1998 and 1997

-----------------------------------------------------------------------------------------------------------------------------
                                                                                               1998                 1997
-----------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities
    Net loss                                                                             $  (551,851)        $ (1,357,944)
                                                                                ---------------------------------------------
    Adjustments to reconcile net loss to net
      cash used in operating activities

        Changes in assets and liabilities
           Depreciation                                                                       10,067
           Increase in interest receivable-Maya LLC                                           (1,136)
           Increase in inventory                                                             (27,487)                   -
           Decrease in notes receivable                                                           -                84,050
           Decrease in prepaid                                                                24,299
           Increase (Decrease) in accounts payable                                           (53,921)             404,798
           Decrease in salaries and related expenses                                         (71,414)
           Increase (Decrease) in accrued liabilities                                         20,803             (124,542)
                                                                                ---------------------------------------------
Total Adjustments                                                                            (98,789)             364,306
                                                                                ---------------------------------------------
Net Cash Used in Operating Activities                                                       (650,640)            (993,638)
                                                                                ---------------------------------------------
Cash Flows from Investing Activities
    Additions to property and equipment                                                       (2,231)             (20,010)
                                                                                ---------------------------------------------
Net Cash Used in Investing Activities                                                         (2,231)             (20,010)
                                                                                ---------------------------------------------

Cash Flows from Financing Activities
    Proceeds from issuance of common stock and
      Additional paid in capital                                                             601,328              659,216
    Proceeds from loans from affiliated entities                                              78,585              362,102
    Payments on notes payable                                                                (11,776)              (6,456)
    Payment on bank overdraft                                                                      -               (1,214)
                                                                                ---------------------------------------------
Net Cash Provided by Financing Activities                                                    668,137            1,013,648
                                                                                ---------------------------------------------
Net Increase in Cash                                                                          15,266                    -

Cash and Cash Equivalents, Beginning of Period                                                30,498                    -
                                                                                ---------------------------------------------
Cash and Cash Equivalents, End of Period                                                 $    45,764         $          -
----------------------------------------------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements

-------------------------------------------------------------------------------

APRIL 30, 1998
-------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION


The accompanying unaudited financial statements include the accounts of Imperial Petroleum Recovery Corporation (the "Company"). Such statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the six month period ended April 30, 1998 are not necessarily indicative of the results for the fiscal year ending October 31, 1998. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997.




NOTE B - ORGANIZATION AND USE OF ESTIMATES


Organization

Imperial Petroleum Recovery Corporation (a development stage company incorporated in Nevada) has been in the development stage since commencement of operations in fiscal year 1995. Operations to date have been comprised of developing and marketing crude oil sludge recovery process technology. Principal operations are conducted in Texas.

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

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements - Continued


-------------------------------------------------------------------------------
APRIL 30,  1998
-------------------------------------------------------------------------------


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

LIQUIDITY & CAPITAL RESOURCES

     During the six month period ended April 30, 1998, the Company received net proceeds of approximately $601,328 from the sale of restricted common stock and additional paid in capital. The Company used approximately ($551,851) in cash flows from operating activities, excluding changes in assets and liabilities, during the six month period ended April 30, 1998, compared to approximately ($1,357,944) for the corresponding period of 1997. The total net cash used by operating activities was approximately ($650,640) for the six month period ended April 30, 1998, compared to approximately ($993,638) for the corresponding period of 1997.

     Cash used by investing activities totaled approximately ($2,231) for the six month period ended April 30, 1998 as compared to investing activities totaling approximately ($20,010) for the corresponding period of 1997.

     Cash provided by financing activities totaled approximately $668,137 for the six month period ended April 30, 1998 compared to approximately $1,013,648 for the corresponding period of 1997. The company successfully completed a private placement in April 1996, which yielded net proceeds of approximately $748,505.

     The Company expects to continue to make investments in the future to support its overall growth. Currently, it is anticipated that ongoing operations will be financed primarily from net proceeds of restricted stock sales and additional paid in capital. As indicated in the Company's most recent Annual Report on Form 10-KSB, while continued sale of restricted stock may provide the cash in certain periods, to the extent the Company experiences growth in the near future, the Company anticipates that its operating and product development activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurances that unforeseen events may not require more working capital that the Company currently has at its disposal.

FUTURE OPERATING RESULTS

     The preceding paragraph and the following discussion include forward-looking statements regarding the Company's future financial position and results of operations. Actual developments, financial position and results of operations may differ materially from the statements.

     The Company has invested significant amounts in the research and development and the initial marketing of the MST unit. The emphasis, attention, and dedication of the Company's limited resources for the MST system have caused and, in management's view, will continue to cause the negative operating earnings experienced to date. However, the Company believes that the value and sales potential of the MST system outweigh the risk of continued operating losses. The first product of the MST product line became generally available during the fourth quarter of fiscal year 1997 and the Company believes that revenues will begin to flow as contracts are finalized in fiscal year 1998.

     This is evidenced by the recent contract with the Shell Martinez Manufacturing Complex in Martinez, California. This initial contract will serve as an introduction of the MST system into the major refineries. This and the increasing interest by other U.S. and foreign oil companies may lead to additional markets for the Company's technology by the forth quarter of fiscal year 1998. Also, several long-running negotiations relating off-shore involvement by the Company are expected to conclude by the third quarter of fiscal year 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


FUTURE OPERATING RESULTS - Continued

     For a number of reasons, management has focused on leasing instead of selling the MST system. This decision has increased the ease of entry by smaller petroleum processors and service companies into modernizing their current operations with the MST system.

     The above factors may result in the need for the Company to begin manufacturing additional MST systems by the fourth quarter of 1998. All factors involved in the manufacturing and delivery of new systems are in place, thus allowing for timely rollouts in accordance with contract requirements.

     The Company does not expect revenue growth to occur evenly over the 1998 fiscal year; instead, the Company expects that the major impact of the MST product introduction on revenues and earnings will occur during the second half of the year. Revenue growth in the third quarter of fiscal 1998 will depend to a large extent on the timing of the Company's rollout of the MST unit.

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

     Because of the uncertainties affecting the Company's future operating results, past performance is not a reliable indicator of future performance. The use of historical trends to anticipate results or trends in future periods is not appropriate. In addition, a number of factors, including the Company's participation on a highly dynamic industry, may result in significant volatility in the price of the Company's common stock.

     The Company cautions that the preceding list of cautionary statements is not exclusive.

RESULTS OF OPERATIONS

Net Sales

     There were no net sales for the six month period ended April 30, 1998, the same as recorded for the corresponding period of 1997.

Operating Expenses

     Selling, general and administrative expenses for the six month period ended April 30, 1998, were approximately $544,744 a decrease over the approximately $1,134,667 recorded for the corresponding period of 1997.

     Research and development expenses for the six month period ended April 30, 1998, were approximately $84,153 a decrease over the approximately $352,331 recorded for the corresponding period of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


RESULTS OF OPERATIONS - Continued


Interest and Financing Expenses

     Total other income (expense) for the six month period ended April 30, 1998, was approximately $75,909 which included $3,562 of interest income and a one-time charge of $73,484 associated with gain on debt settlement. For the corresponding period in 1997, the Company recorded other income (expense) of $129,054, which included a $119,900 one-time charge associated with gain on debt settlement.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The shares of Common Stock purchased and the shares underlying the Warrant enjoy certain registration rights under a Registration Rights Agreement between the Company and Maya LLC dated as of March 11, 1997.

     On March 11, 1998, the Company sold 500,000 shares of its Common Stock and a Warrant to purchase 3,500,000 shares of it Common Stock to Maya LLC for $100,000 in cash and a promissory note for $295,068, interest at 10%, payable in three installments of $100,000 each, including principal and interest on April 11, May 11, and June 11, 1998. The note is prepayable at any time without penalty. The Warrant is exercisable for $1.00 per share and expires on March 11, 2002.

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



                                        Imperial Petroleum Recovery Corporation
                                        (Registrant)



Date:  May 12, 1998                     /s/ C. Brent Karchner
                                        -------------------------------------
                                        C. Brent Karchner
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                     Imperial Petroleum Recovery Corporation

                          Exhibit Index to Form 10-QSB

Exhibit No.     Identification of Exhibit
----------      -------------------------
   3.1          Articles of Incorporation of the Company (incorporated by
                reference to Exhibits 2 and 2.1 to the Company's Registration
                Statement on Form 10-SB, filed with the Commission with a filing date of August 8, 1996, Commission File No. 0-21169)

   3.2 By laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report of Form 10-KSB for the fiscal year ended October 31, 1996, filed with the Commission with a filing date of November 26, 1997, Commission File No. 0-21169)

  10.1 Convertible Promissory Note of the Company, bearing interest from August 25, 1997, to Food Development Corporation (incorporated by reference to Exhibit 1 to the Schedule 13D filed by Henry H. Karchner with the Commission with a filing date of January 20, 1998, CIK No. 0001047620)

  10.2 Warrant for the Purchase of Shares of Common Stock dated as of December 11, 1997 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A filed by Maya LLC with the Commission with a filing date of December 22, 1997, CIK No. 0001020448)

  10.3 Warrant for the Purchase of Shares of Common Stock dated as of March 11, 1998 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to Schedule 13D/A filed by Maya LLC with the Commission with a filing date of March 25, 1998, CIK No. 0001020448)

  10.4 Registration Rights Agreement dated as of March 11, 1998 between the Company and Maya LLC (incorporated by reference to Exhibit 2 to the Schedule 13D/A filed by Maya LLC with the Commission with a filing date of March 25, 1998, CIK No. 0001020448)

   27.*         Financial data schedule

------------
*  Filed herewith.