Form 10QSB
period 1998-07-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 1998-09-11
CIK 1020448

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1998

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

                                    YES X    NO

   The Number of Shares Of The Registrant's Common Stock, $.001 Par Value Per
              Share, Outstanding as of July 31, 1998 was 14,071,300

           Transitional Small Business Disclosure Format (check one):
                                    Yes      No  X
================================================================================

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

     Balance Sheets as of July 31, 1998 and October 31, 1997                                                      1-2

     Statements of Operations for the Nine Months Ended July 31, 1998 and 1997                                     3

     Statements of Stockholders' Deficit as of July 31, 1998                                                       4

     Statements of Cash Flows for the Nine Months Ended July 31, 1998 and 1997                                     5

     Notes to Financial Statements                                                                                6-7

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                                         8-10

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                        10

Item 2.  Changes in Securities and Use of Proceeds                                                                10

Item 3.  Defaults Upon Senior Securities                                                                          11

Item 4.  Submission of Matters to a Vote of Security Holders                                                      11

Item 5.  Other Information                                                                                        11

Item 6.  Exhibits and Reports on Form 8-K                                                                         11

Signatures                                                                                                        12

Exhibit Index                                                                                                    13-14

Financial Data Schedule                                                                                           15

Item 1.  Financial Statements

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets

                                                               July 31, 1998    October 31, 1997
                                                               -------------    ----------------
                                                                (Unaudited)         (Audited)
Assets

Current Assets
    Cash and cash equivalents                                    $ 44,077            $ 30,498
    Note receivable-Maya LLC                                      295,069                  --
    Interest receivable-Maya LLC                                    1,697                  --
    Inventory, net of allowance of $260,000 as of
      July 31, 1998 and October 31, 1997                           27,487                  --
    Prepaid expenses                                                   --              32,266

                                                                 --------            --------

Total Current Assets                                              368,330              62,764

Property and equipment, net of accumulated depreciation
     of $44,309 and $29,209 as of July 31, 1998 and
     October 31, 1997 respectively                                124,745             137,614

Other assets                                                       10,032              10,032

                                                                 --------            --------
                                                                 $503,107            $210,410
                                                                 ========            ========

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets--Continued

                                                                                    July 31, 1998       October 31, 1997
                                                                                    -------------       ----------------
                                                                                     (Unaudited)            (Audited)
Liabilities and Stockholders' Deficit

Current Liabilities
    Accounts payable                                                                  $   434,745           $   507,744
    Accrued expenses                                                                       27,825                 8,735
    Accrued salaries and related expenses                                                      --                71,414
    Due to affiliate                                                                        4,091                    --
    Notes payable, stockholders                                                            60,000                77,923
    Note payable, other                                                                        --                11,748
    Note payable, equipment                                                                    --                 4,811

                                                                                      -----------           -----------

Total Current Liabilities                                                                 526,661               682,375

Note Payable--FDC, related party                                                          303,775               228,781

Accrued Lease Obligation--non-current                                                     100,000               100,000

Commitments and contingencies                                                                  --                    --

Stockholders' Deficit
    Common stock--authorized 100,000,000 shares; $.001 par value; issued and outstanding 14,071,300 and 12,567,300 shares at July 31, 1998 and
        October 31, 1997, respectively                                                     14,071                12,567
    Common stock subscribed                                                                (6,909)               (6,909)
    Additional paid-in capital                                                          7,813,447             6,622,614
    Deficit accumulated during the development stage                                   (8,247,938)           (7,429,018)
                                                                                      -----------           -----------

Total Stockholders' Deficit                                                              (427,329)             (800,746)
                                                                                      -----------           -----------
                                                                                      $   503,107           $   210,410
                                                                                      ===========           ===========

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Operations (Unaudited)
Nine Months Ended July 31, 1998 and 1997

                                                                    1998                1997
                                                                    ----                ----
Revenue                                                        $    26,289           $        --

Cost of Goods Sold                                                      --                    --
                                                               -----------            -----------
Gross Profit                                                        26,289                    --
                                                               -----------            -----------

Operating Expenses
    Research and development expenses--prototype                    96,844               366,791
    General and administrative expenses
       Internal administration, selling and marketing
         expense                                                   817,715             1,756,555

                                                               -----------            -----------
Loss from Operations                                              (888,270)           (2,123,346)

Other Income (Expense)
    Miscellaneous income                                            18,976                22,620
    Interest income                                                  6,629                    --
    Interest expense                                               (29,739)

Extraordinary gain on debt settlement                               73,484               119,900
                                                               -----------            -----------

Net loss                                                       $  (818,920)          $(1,980,826)

                                                               -----------            -----------

Loss per share                                                 $      (.07)          $      (.25)

Extraordinary gain per share                                   $       .01           $       .01

                                                                                     -----------
Loss per share                                                 $      (.06)          $      (.24)
                                                               -----------            -----------

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Stockholders' Deficit (Unaudited)
As of July 31, 1998

                                     Common Stock                               Additional                            Total
                                        No. of                      Stock        Paid in           Retained        Stockholders'
                                        Shares        Amount    Subscriptions    Capital            Deficit           Deficit
                                     ------------     ------    -------------   ----------          --------        -------------

Balance, November 1, 1997             12,567,300     $12,567      $(6,909)      $6,622,614       $(7,429,018)      $(800,746)

Sale of common stock
  & additional paid in capital         1,504,000       1,504                     1,190,833                          1,192,337

Net loss                                                                                            (818,920)        (818,920)
                                      ----------     -------      -------       ----------       -----------       ----------
Balance, July 31, 1998                14,071,300     $14,071      $(6,909)      $7,813,447       $(8,247,938)      $ (427,329)
                                      ==========     =======      =======       ==========       ===========       ==========

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Cash Flows (Unaudited)
Nine Months Ended July 31, 1998 and 1997

                                                                    1998                 1997
                                                                    ----                 ----
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities
    Net loss                                                   $  (818,920)          $(1,980,826)
                                                               -----------           ------------

    Adjustments to reconcile net loss to net cash used in operating activities

        Changes in assets and liabilities
           Depreciation                                             15,100
           Increase in interest receivable-Maya LLC                 (1,696)
           (Increase) Decrease in inventory                        (27,487)              132,000
           Decrease in officer advances                                 --                54,747
           Decrease in notes receivable                                 --                    --
           Decrease in prepaid                                      32,266
           Decrease in other assets                                     --               339,500
           Increase (Decrease) in accounts payable                 (72,999)              386,028
           Decrease in salaries and related expenses               (71,414)
           Increase (Decrease) in accrued liabilities               19,090              (124,542)
                                                               -----------           ------------

Total Adjustments                                                 (107,140)              787,733
                                                               -----------           ------------

Net Cash Used in Operating Activities                             (926,060)           (1,193,093)
                                                               -----------           ------------

Cash Flows from Investing Activities
    Additions to property and equipment                             (2,231)              (20,010)
                                                               -----------           ------------

Net Cash Used in Investing Activities                               (2,231)              (20,010)
                                                               -----------           ------------

Cash Flows from Financing Activities
    Proceeds from issuance of common stock and
      Additional paid in capital                                   897,267             1,572,278
    Proceeds from loans from affiliated entities                    61,162                    --
    Payments on notes payable                                      (16,559)             (244,783)
    Payment on bank overdraft                                           --               (51,934)
                                                               -----------           ------------

Net Cash Provided by Financing Activities                          941,870             1,275,561
                                                               -----------           ------------

Net Increase in Cash                                                13,579                62,458

Cash and Cash Equivalents, Beginning of Period                      30,498                    --
                                                               -----------           ------------

Cash and Cash Equivalents, End of Period                       $    44,077           $    62,458
                                                               ===========           ============

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements

JULY 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Imperial Petroleum Recovery Corporation (the "Company"). Such statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the nine month period ended July 31, 1998 are not necessarily indicative of the results for the fiscal year ending October 31, 1998. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997.


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

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements - Continued

JULY 31,  1998


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

LIQUIDITY & CAPITAL RESOURCES

         During the nine month period ended July 31, 1998, the Company received net proceeds of approximately $897,267 from the sale of restricted common stock and additional paid in capital. The Company used approximately ($818,920) in cash flows in its operations, excluding changes in assets and liabilities, during the nine month period ended July 31, 1998, compared to approximately ($1,980,826) for the corresponding period of 1997. The total net cash used in operations was approximately ($926,060) for the nine month period ended July 31, 1998, compared to approximately ($1,193,093) for the corresponding period of 1997.

         Cash used in investing activities totaled approximately ($2,231) for the nine month period ended July 31, 1998 as compared to approximately ($20,010) for the corresponding period of 1997.

         Cash provided by financing activities totaled approximately $941,870 for the nine month period ended July 31, 1998 compared to approximately $1,275,561 for the corresponding period of 1997. The company successfully completed a private placement in April 1996, which yielded net proceeds of approximately $748,505.

         The Company expects to continue to make investments in the future to support its overall growth. Currently, it is anticipated that ongoing operations will be financed primarily from net proceeds of restricted stock and other restricted equity sales and additional paid in capital. As indicated in the Company's most recent Annual Report on Form 10-KSB, while continued sale of restricted equity may provide sufficient cash in certain periods, to the extent the Company experiences growth in the near future, the Company anticipates that its operating and product development activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurances that unforeseen events may not require more working capital that the Company currently has at its disposal.

FUTURE OPERATING RESULTS

         The following discussion includes forward-looking statements regarding the Company's future financial position and results of operations. Actual developments, financial position and results of operations may differ materially from the statements.

         The Company has invested significant amounts in the research and development and the initial marketing of its MST Sludge Recovery unit. The emphasis, attention, and dedication of the Company's limited resources for the MST system have caused and, in management's view, will continue to cause the negative operating earnings experienced to date. However, the Company believes that the value and sales potential of the MST system outweigh the risk of continued operating losses.

          The expansion of the Company's introduction of the MST system to major refineries and petroleum producers has continued with the most recent performance at Mobil's Torrance Refinery at Torrance, California.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


FUTURE OPERATING RESULTS - Continued

         The Company believes that the current, on-going introduction of the MST system to major refineries and petroleum producers, along with a number of others that are being scheduled, should lead to the placement of MST systems under the Company's proposed lease arrangement.

         Within the fourth quarter of 1998 the Company expects to complete the fabrication and assembly of its new SMU-60. This Sludge Melting Unit will be utilized on oily materials that are high in parrafin or solidified at normal temperatures. Designed to be either skid or track mounted, this system is designed to perform prior liquification and pumping of oil waste pit materials, tank solids and hardened spills. The Company expects that the SMU unit often will work in conjunction with an MST unit and will serve as another tool to expand the use and sales of the Company's technologies.

         The Company's management is estimating that, during the fourth quarter of 1998, the first contracts for the fabrication and delivery of MST systems should take place. Initial agreements on off-shore placements of both the MST system and the new SMU system may also be completed in the fourth quarter of 1998.

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

RESULTS OF OPERATIONS

Net Sales

         For the nine month period ended July 31, 1998, the Company recorded net sales of $26,289 from the rental of the MST system to a major refinery compared to no net sales recorded for the corresponding period of 1997.

Operating Expenses

         Selling, general and administrative expenses for the nine month period ended July 31, 1998, were approximately $817,715, a decrease over the approximately $1,756,555 recorded for the corresponding period of 1997. This significant decrease is a result of the cost cutting measures implemented in December , 1996.

         Research and development expenses for the nine month period ended July 31, 1998, were approximately $96,844, a decrease over the approximately $366,791 recorded for the corresponding period of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


RESULTS OF OPERATIONS - Continued

Interest and Financing Expenses

         Total other income (expense) for the nine month period ended July 31, 1998 was approximately $69,350, which included $6,629 of interest income, ($29,739) of interest expense and a one-time charge of $73,484 associated with gain on debt settlement. For the corresponding period in 1997, the Company recorded other income (expense) of $142,520, which included a $119,900 one-time charge associated with gain on debt settlement.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 11, 1998, the Company sold 500,000 shares of its Common Stock and a Warrant to purchase 3,500,000 shares of it Common Stock to Maya LLC for $100,000 in cash and a promissory note for $295,068, bearing interest at 10%, payable in three installments of $100,000 each, including principal and interest, on August 11, September 11, and October 11, 1998. The note is prepayable at any time without penalty. The Warrant is exercisable for $1.00 per share and expires on July 11, 2002. The shares of Common Stock purchased and the shares underlying the Warrant enjoy certain registration rights under a Registration Rights Agreement between the Company and Maya LLC dated as of June 11, 1998.

         The Company relied upon the exemption provided in Section 4(2) of the Securities Act of 1933, which covers "transactions by an issuer not involving any public offering," to issue the securities discussed in the previous paragraph without registration under that Act. The Company made a determination that the investor to whom the securities were issued did not need the protections that registration would afford. The certificates representing the shares of Common Stock issued and the Warrant were marked with legends indicating that transfer of the securities is restricted because they were not sold in a registered offering.

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



                  Imperial Petroleum Recovery Corporation
                  (Registrant)



Date:  September 9, 1998            /s/ C. Brent Karchner
                                    -------------------------------------
                                    C. Brent Karchner
                                    President and Chief Executive Officer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)

                     Imperial Petroleum Recovery Corporation

                          Exhibit Index to Form 10-QSB

Exhibit No.                             Identification of Exhibit
-----------                             -------------------------

    3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibits 2 and 2.1 to the Company's Registration Statement on Form 10-SB, filed with the Commission with a filing date of August 8, 1996, Commission File No. 0-21169)

    3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996, filed with the Commission with a filing date of November 26, 1997, Commission File No. 0-21169)

   10.1 Convertible Promissory Note of the Company, bearing interest from August 25, 1997, to Food Development Corporation (incorporated by reference to Exhibit 1 to the Schedule 13D filed by Henry H. Karchner with the Commission with a filing date of January 20, 1998, Commission File No. 0-21169)

   10.2 Warrant for the Purchase of Shares of Common Stock dated as of December 11, 1997 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A filed by Maya LLC with the Commission with a filing date of December 22, 1997, Commission File No. 0-21169)

   10.3 Warrant for the Purchase of Shares of Common Stock dated as of March 11, 1998 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to Schedule 13D/A filed by Maya LLC with the Commission with a filing date of March 25, 1998, Commission File No. 0-21169)

   10.4 Registration Rights Agreement dated as of March 11, 1998 between the Company and Maya LLC (incorporated by reference to Exhibit 2 to Schedule 13D/A filed by Maya LLC with the Commission with a filing date of March 25, 1998, Commission File No. 0-21169)

                     Imperial Petroleum Recovery Corporation

                          Exhibit Index to Form 10-QSB
                                   (Continued)

Exhibit No.                             Identification of Exhibit
-----------                             -------------------------

   10.5 Warrant for the Purchase of Shares of Common Stock dated as of June 11, 1998 10.5 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to Schedule 13 D/A filed by Maya LLC with the Commission with a filing date of June 23, 1998, Commission File No. 0-21169)

   10.6 Registration Rights Agreement dated as of June 11, 1998 between the Company and Maya LLC (incorporated by reference to Exhibit 2 to Schedule 13D/A filed by Maya LLC with the Commission with a filing date of June 23, 1998, Commission File No. 0-21169)

   27*                Financial data schedule

*  Filed herewith.