Form 10KSB
period 1998-10-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 1999-02-16
CIK 1020448

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended October 31, 1998                            Commission File No. 0-21169

                     IMPERIAL PETROLEUM RECOVERY CORPORATION
                  (Name of Issuer as Specified in its Charter)

                    Nevada                                                       76-0529110
        (State or Other Jurisdiction of                                       (I.R.S. Employer
        Incorporation or Organization)                                      Identification No.)

          15311 Vantage Parkway West
                   Suite 160
                Houston, Texas                                                     77032
   (Address of Principal Executive Offices)                                      (Zip Code)

                                 (281) 987-2828
                (Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the Exchange Act:

                                      None

         Securities Registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                                (Title of Class)

Check if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this report and no such disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were approximately
$26,000.

The aggregate market value of shares of Common Stock held by non-affiliates (based on the January 29, 1999 last sale price) was approximately $17,516,765.

As of January 29, 1999, 14,988,722 shares of the issuer's Common Stock were outstanding.

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

Current Product Offerings

         The Company currently offers three product lines, each meeting a specific need within the hydrocarbon reclamation process:

         o Microwave Sludge Technology System (MST-4000, MST-2000, MST-1000)

         o Sludge Tank/Pit Heating Unit (SMU-60)

         o Truck Melting System (TMS-60)

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

         All products currently are available for order and have a delivery schedule of approximately 120 days. Complete parts support and training programs are available for all products.

         The Company assembles its products in its Houston, Texas facility, using components procured primarily from outside subcontractors and vendors. The Company manufactures certain items itself and builds product units to individual customers' specifications. Each unit using the MST process will vary in size and sophistication in the software modules.

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

Marketing

         The Company markets its products primarily for remediation of crude oil sludge and emulsions produced in connection with oil production and refining. There are approximately 700 oil refineries worldwide, all of which are potential customers of the Company. The United States has approximately 111 operable petroleum refineries. The Company is focusing its marketing efforts on refineries located in the United States and Canada.

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

Competition

         The Company's competitors are firms that use a variety of processes to dispose of solid and oily non-hazardous oil field wastes. The following table provides information on these processes:



                                                    Estimated costs
                                                    (provided by disposal
                                                    companies between
     Processes                                      June 1996 and March 1997)
------------------------------------------------------------------------------------------------

|X|  Recycling                                      $40-$45 / hour (tank bottoms)
|X|  Chemical treatment/reuse                       $12-$25 / ton
|X|  Biological treatment/reuse                     $12-$28 / cubic yard
|X|  Landfill                                       $30-$60 / ton (liquids may be solidified @
                                                    $150 / ton and landfilled)
|X|  Landspread                                     $95 / ton; $38 / barrel
|X|  Thermal treatment                              $40-$50 / ton; $10.50 / barrel
|X|  Reuse                                          $52-$77 / barrel (tank bottoms)
|X|  Incinerator                                    $26-$30 / ton (tank bottoms)
|X|  Treat / injection                              $8.50-$11 / barrel (depends on oil &
                                                    gas content)
|X|  Cavern                                         $1.95-$2.85 / barrel (discounts for high
                                                    oil content)
|X|  Chemical treat / pit                           $9-$12 / barrel


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

         o DuraTherm, Inc., which is the nation's leader in hazardous solid waste handling, processing and recovery, has a $20 million facility in Houston, Texas that receives products from all over North America.

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

Employees

         As of January 29, 1999, the Company had eight full-time employees, four engaged in testing and manufacturing and four involved in sales and administration.


ITEM 2.  DESCRIPTION OF PROPERTY

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

         (4)   has violated ss.16.29 of the Texas Business and Commerce Code;

         (5) has engaged in unfair competition, false advertising and misappropriation of proprietary information under the common law of Texas; and

         (6) has engaged in a conspiracy to misappropriate, misrepresent and wrongfully exploit technology of TWI.

         TWI sought the following remedies, inter alia, against the Company: (1) actual damages of an unspecified amount; (2) disgorgement of profits; (3) punitive damages of an unspecified amount; (4) an order enjoining the Company from (a) using trade secrets or other proprietary information belonging to TWI;
(b) acts of unfair competition, and (c) false advertising, and (5) requirements that the Company (a) make appropriate disclosures to correct alleged false or misleading statements, and (b) disclose to TWI all details of alleged false or misleading statements.

         Management believes that TWI's claims are without merit and is vigorously defending the Company. The Company denies that it has utilized or misappropriated any trade secrets of TWI. Due to the uncertainties of the litigation, no outcome can be predicted at this stage.

         As of September 1997, the Company was in dispute with Continental Electronics Corporation over a contract for software development. In September of 1998, the Company negotiated a settlement of claims with Continental Electronics Corporation by signing a 5-year, unsecured, non-interest bearing note in the amount of $121,500.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the OTC Bulletin Board market under the symbol "IREC."

         The following table sets forth the range of high and low bid quotations for the Company's Common Stock for each of the quarters within the last two fiscal years:

                             High and Low Bid Prices
                             -----------------------


         Fiscal Year 1997                   Low Bid  High Bid
         ----------------                   -------  --------

         First Quarter (11/1/96-1/31/97)    $ 1.180  $ 4.000
         Second Quarter (2/1/97-4/30/97)    $ 0.687  $ 3.000
         Third Quarter (5/1/97-7/31/97)     $ 0.375  $ 0.687
         Fourth Quarter (8/1/97-10/31/97)   $ 0.312  $ 0.875

         Fiscal Year 1998                   Low Bid  High Bid
         ----------------                   -------  --------

         First Quarter (11/1/97-1/31/98)    $ 0.500  $ 0.938
         Second Quarter (2/1/98-4/30/98)    $ 0.562  $ 0.875
         Third Quarter (5/1/98-7/31/98)     $ 0.343  $ 0.718
         Fourth Quarter (8/1/98-10/31/98)   $ 0.343  $ 0.969

         The quotations in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

         As of January 29, 1999, there were 666 registered holders of the Company's Common Stock.

Dividends

         The Company has not paid cash dividends to date, and does not expect to pay any cash dividends in the foreseeable future. The Company intends to retain any earnings to finance its future growth.

Recent Sales of Unregistered Securities

         In fiscal year 1998, the Company issued securities without registration under the Securities Act of 1933, as follows:

         On December 11, 1997, Maya LLC acquired beneficial ownership from the Company of 500,000 shares of the Company's Common Stock, and a Warrant to purchase an additional 3,500,000 shares of its Common Stock in exchange for $400,000 cash. The Warrant is exercisable for $1.00 per share and expires December 11, 2001.

         On March 11, 1998, Maya LLC acquired beneficial ownership from the Company of 500,000 shares of the Company's Common Stock, and a Warrant to purchase an additional 3,500,000 shares of its Common Stock in exchange for $100,000 cash and a 90-day promissory note of $295,068. The Warrant is exercisable for $1.00 per share and expires March 11, 2002.

         On June 11, 1998, Maya LLC acquired beneficial ownership from the Company of 500,000 shares of the Company's Common Stock, to be issued on July 11, 1998, and a Warrant to purchase an additional 3,500,000 shares of its Common Stock, which bears an effective date of July 11, 1998, in exchange of $100,000 cash and a 90-day promissory note of $295,069. The Warrant is exercisable for $1.00 per share and expires July 11, 2002.

         On the dates set forth in the table below, the Company issued the number of shares of its Common Stock indicated in the table without registration under the Securities Act of 1933:

                                                  Person to            Purpose of              Previous
Issuance Date            No. of Shares           Whom Issued            Issuance             Closing Price
-------------            -------------           -----------            --------             -------------
Nov. 19, 1997                4,000                 Investor          Cash investment              $0.843
                                                                        of $2,200
June 3, 1998                17,000                 Investor           Discharge debt              $0.718
                                                                        of $7,500

         On December 8, 1998, in fiscal year 1999, Maya LLC acquired beneficial ownership from the Company of 125,000 shares of the Company's Common Stock, and a Warrant to purchase an additional 875,000 shares of its Common Stock in exchange for $100,000 cash. The Warrant is exercisable for $1.00 per share and expires December 8, 2002.

         In addition, the Company has issued the following shares of its Common Stock without registration under the Securities Act of 1933 in the first calendar quarter of 1999:

                                                  Person to             Purpose of               Previous
Issuance Date            No. of Shares           Whom Issued             Issuance              Closing Price
-------------            -------------           -----------             --------              -------------
Jan. 4, 1999                10,000               Employee 1          Bonus for fiscal              $0.625
                                                                        year 1999
Jan. 4, 1999                10,000               Employee 2          Bonus for fiscal              $0.625
                                                                        year 1999
Jan. 4, 1999                10,000               Employee 3          Bonus for fiscal              $0.625
                                                                        year 1999
Jan. 19, 1999                2,490               Consultant          Discharge account             $0.75
                                                                     payable of $1,494
Jan. 25, 1999              100,000               Investor            Cash investment               $0.90
                                                                        of $50,000

         The Company also issued shares of its Common Stock without registration under the Securities Act of 1933 during fiscal year 1997. On April 1, 1997, the Company issued a stock certificate evidencing 50,000 shares sold for $40,000 cash to an individual investor at $0.80 per share. On July 3, 1997, September 1, 1997 and September 15, 1997, the Company sold 300,000 shares, 350,000 shares and 1,350,000 shares, respectively, for cash to an individual investor at an average price of $0.38 per share, with total gross proceeds of $760,000. On September 15, 1997, the Company issued a stock certificate evidencing 5,000 shares sold for $2,500 cash to an investor at $0.50 per share. The Company also issued shares to various consultants for services performed for the Company, as shown in the following table:

     Date of                                         No. of                Co. Debt             Price Per
Stock Certificate            Identifier           Shares Issued            Forgiven               Share
-----------------            ----------           -------------            --------               -----
    5/15/97                 Consultant 1               200,000             $130,000               $0.65

    6/15/97                 Consultant 2                 5,400                2,700                0.50

     7/8/97                 Consultant 3                10,000                5,000                0.50

    7/14/97                 Consultant 2                 5,400                2,700                0.50

    8/11/97                 Consultant 2                 5,400                2,700                0.50

    8/11/97                 Consultant 4                10,000                5,000                0.50

    8/11/97                 Consultant 5                10,000                5,000                0.50

    8/26/97                 Consultant 2                 3,600                1,800                0.50

    9/12/97                 Consultant 2                 5,400                2,700                0.50

   10/28/97                 Consultant 6               200,088                62,027.28            0.31

                  In addition, the Company issued shares of its Common Stock to certain employees in lieu of cash, as shown in the following table:


     Date of                                         No. of                Co. Debt             Price Per
Stock Certificate            Identifier           Shares Issued            Forgiven               Share
-----------------            ----------           -------------            --------               -----
     6/18/97                 Employee 1                34,000             $17,000.00                0.50

     6/18/97                 Employee 2                 5,000               2,500.00                0.50

     6/18/97                 Employee 3                 8,700               4,350.00                0.50

     6/18/97                 Employee 4                 5,833               2,916.50                0.50

     6/18/97                 Employee 5                   500                 300.00                0.50

     8/11/97                 Employee 1                11,667               5,833.50                0.50

    8/11/97                  Employee 3                 8,700               4,350.00                0.50

    8/11/97                  Employee 4                 5,833               2,916.50                0.50

    8/11/97                  Employee 2                 5,000               2,500.00                0.50

    8/11/97                  Employee 1                22,366              11,183.00                0.50

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

     Date of                     No. of                Purpose of
Stock Certificate            Shares Issued               Issuance               Financial Terms
-----------------            -------------               --------               ---------------
   12/9/96                    450,139             Loan repayment                 Debt of $1,884,004 cancelled
                                                                                 ($4.185 per share)

   4/9/97                     109,939             Loan repayment                 Debt of $450,000 cancelled
                                                                                 ($4.09 per share)

   6/3/97                      10,000             Loan repayment                 Debt of $10,000 cancelled
                                                                                 ($0.30 per share)

   6/18/97                      3,000             Loan repayment                 Debt of $1,000 cancelled
                                                                                 ($0.30 per share)

   7/21/97                    147,200             Reimbursement for              Debt of $73,600 cancelled
                                                  expenses advanced              ($0.50 per share)

   7/24/97                    100,000             Settlement of claim            Settlement amount of
                                                  for abandonment of             $63,500 ($0.635 per share)
                                                  leased premises

   7/24/97                      3,000             Loan repayment                 Debt of $1,000 cancelled
                                                                                 ($0.30 per share)

   7/29/97                    326,425             Reimbursement for              Debt of $163,212.33 cancelled
                                                  expenses advanced              ($0.50 per share)

   8/11/97                     56,070             Debt settlement                Settlement amount of
                                                                                 $28,035 ($0.50 per share)

   9/25/97                    100,000             Settlement of claims of        Settlement amount of
                                                  Phonon Technologies            $62,500 ($0.625 per share)

         The Company relied upon the exemption provided in Section 4(2) of the Securities Act, which covers "transactions by an issuer not involving any public offering," to issue the securities discussed above without registration under the Securities Act of 1933 in fiscal years 1997 through 1999. The Company made a determination in each case that the person to whom the securities were issued did not need the protections that registration would afford. The certificates representing the securities issued were marked with a legend indicating that transfer of the securities was restricted because they had not been sold in a registered offering.

                  During the fiscal year ended October 31, 1996, the Company sold shares of its Common Stock for cash without registration under the Securities Act of 1933 on 16 different dates, as detailed in the following table:

-----------------------------------------------------------------------------------------------------------
                     No. of                   Aggregate               Price per Share*           No. of
  Date             Purchasers              Purchase Price                                      Shares Sold*
-----------------------------------------------------------------------------------------------------------
11/01/95               1                      $   8,000                    $2.00                   4,000
-----------------------------------------------------------------------------------------------------------
11/15/95               1                          2,000                     2.00                   1,000
-----------------------------------------------------------------------------------------------------------
12/13/95              14                         51,200                     2.00                  25,600
-----------------------------------------------------------------------------------------------------------
12/23/95               1                         12,000                     2.00                   6,000
-----------------------------------------------------------------------------------------------------------
01/07/96               9                         22,400                     2.00                  11,200
-----------------------------------------------------------------------------------------------------------
01/07/96               1                            500                     4.00                     125
-----------------------------------------------------------------------------------------------------------
01/07/96               1                          1,500                     3.00                     500
-----------------------------------------------------------------------------------------------------------
01/11/96               2                         65,000                     4.00                  16,250
-----------------------------------------------------------------------------------------------------------
01/23/96               9                        204,305                     2.00               102,150.5
-----------------------------------------------------------------------------------------------------------
01/24/96               4                         92,000                     2.00                  46,000
-----------------------------------------------------------------------------------------------------------
01/26/96               1                         50,000                     2.00                  25,000
-----------------------------------------------------------------------------------------------------------
01/31/96               1                          8,000                     2.00                   4,000
-----------------------------------------------------------------------------------------------------------
01/31/96               6                         21,200                     2.50                   8,480
-----------------------------------------------------------------------------------------------------------
02/05/96               2                          3,000                     3.00                   1,000
-----------------------------------------------------------------------------------------------------------
02/14/96               2                          9,000                     3.00                   3,000
-----------------------------------------------------------------------------------------------------------
02/16/96               1                          3,000                     3.00                   1,000
-----------------------------------------------------------------------------------------------------------
04/18/96               1                         12,000                     3.00                   4,000
-----------------------------------------------------------------------------------------------------------
05/10/96               1                         40,000                     2.00                  20,000
-----------------------------------------------------------------------------------------------------------
05/10/96               3                         40,000                     2.50                  16,000
-----------------------------------------------------------------------------------------------------------
05/10/96               4                        102,000                     3.00                  34,000
-----------------------------------------------------------------------------------------------------------
08/15/96               1                       5,000.00                     6.00                     833
-----------------------------------------------------------------------------------------------------------
  TOTAL               66**                    $ 752,105                                        330,138.5
-----------------------------------------------------------------------------------------------------------

* Numbers have not been adjusted to reflect .03 for 1 stock dividend of November 22, 1996.
** Total is not sum of column because some purchasers purchased more than once.

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

         Current management believes that prior management relied upon the exemption provided in Section 4(2) of the Securities Act, which covers "transactions by an issuer not involving any public offering," to issue in fiscal year 1996 the shares discussed and identified in the table above without registration under the federal Securities Act of 1933. Except in the case of the issuance to the lawyer and to employees, purchasers of the shares were business associates, family members and friends of officers and directors of the Company. The certificates representing the shares sold were marked with a legend indicating that transfer of the shares was restricted because they had not been sold in a registered offering.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         The Company took substantial steps in fiscal year 1998 to transform itself into a profit-generating entity. The Company has sustained substantial losses since inception, primarily due to research and development expenses related to its MST System.

         The year began with an agreement between the Company and an oil processing plant in Eastern Texas. An MST System demonstration unit was placed in the plant and operated for a period of six months. Several teams of petroleum industry engineers and executives toured the facility during the operation, and sampling was done to prove the effectiveness of the technology. The research and development was extremely valuable to the Company and provided testing of some of the most difficult emulsions with very satisfactory results. The research supported the Company's belief that the MST System is capable of recovering the hydrocarbon with a basic solids and water content of less than 4% while reducing processing costs. With these results, the Company was able to move into a refinery setting with increased confidence.

         In June, the MST System demonstration unit was transported to Bakersfield, California, where it was upgraded and brought into compliance with California licensing requirements. It was then moved to the Shell Oil Refinery in Martinez, California. Shell agreed to defray the expenses of the demonstration and paid the cost of mobilization and demobilization of the System. The unit was placed at the Shell refinery to treat the waste stream, earning approximately $26,000 within 30 days. This revenue was used to further upgrade the MST System for the next scheduled demonstration in the Los Angeles basin.

         An agreement was reached with Mobil Oil Corporation in July, 1998 and the Company was accepted to the approved contractors list at Mobil's Torrance Refinery. An MST System was fully incorporated into Mobil's Crude Oil Unit and began processing emulsions from the desalter waste stream. Testing began on July 21, 1998 with an agreement to process 10,000 barrels of emulsions. Although the Company earned no revenue from the initial test, the acceptance, research results and credibility gained from the exposure of IPRC'S technology proved to be invaluable.

         During the duration of the initial Mobil agreement, constant testing was done by Mobil engineers as well as by Company personnel. Members of the management team of Mobil's Technology Company were very supportive of the technology and its cost-cutting capabilities. In October, Mobil suggested an extension of the agreement and the MST System demonstration unit was then used to process waste oil from the Tank Cleaning Unit of the refinery. This portion of the agreement yielded revenue of approximately $29,000 for the Company in fiscal year 1999. It also verified another important application of the MST's technology on some of the most difficult emulsions at the refinery, slop oil. The MST System continued to operate at this site until December 23, 1998.

         Management expects to reach agreement with at least one major petroleum company on a long-term contract for the MST System in the second quarter of fiscal year 1999. In addition, management expects to continue to deploy the demonstration unit throughout the United States and Canada to publicize the MST System's oil recovering capabilities and potential cost savings.

         Because of the present economic climate in the energy sector, the major emphasis of the Company is on cost cutting and process savings for its customers and potential customers. The MST System has proven to generate significant cost savings. Management believes that these cost savings will encourage petroleum companies to accept the MST technology to help them create savings.

         The foregoing discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's results could differ materially from the results anticipated in such statements.

Fiscal Year Ended October 31, 1998 Compared to Fiscal Year Ended
October 31, 1997

         Operating expenses in fiscal 1998 were $1,472,187 as compared to $2,818,599 in fiscal 1997, a decrease of 47.8%. The decrease is partially attributable to management's aggressiveness in restructuring the Company's liabilities to reduce near-term cash requirements and to completion of the development and demonstration of a prototype MST System. Research and development expenses in fiscal 1998 were $499,655 as compared to $1,001,398 in fiscal 1997, a decrease of 50.1%. The Company's research and development staff continued to make improvements in the MST-4000 model of its MST system and to create an MST-1000 model. By the end of fiscal 1998, the MST-1000 was completed and a majority of the improvements had been completed.

         General and administrative expenses in fiscal 1998 totaled $972,532 as compared to $1,817,201 in fiscal 1997, a decrease of 46.5%. The decrease is attributable to management's aggressive implementation of significant cost cutting measures.

         The Company recognized gains from the settlement of liabilities during fiscal year 1998 of $123,778 compared to $207,086 in fiscal 1997.

Liquidity and Capital Resources

         IPRC's operations have been capital intensive. The Company has funded operations principally from the private placement of equity securities, primarily common stock, and warrants exercisable for common stock. On October 31, 1998, IPRC's aggregate liabilities were approximately $1,108,000 and the Company had negative working capital of approximately $830,000.

         During the first quarter of 1999, the Company raised approximately $150,000 from the sale of 225,000 shares of its Common Stock. These funds are expected to satisfy immediate and near-term cash flow requirements. Additional funding and/or cash flow from the sale of the Company's products will be needed in 1999, however, to sustain the operations of the Company.

         Management feels that it has identified sufficient funds to manufacture the required MST Systems and has devised arrangements to introduce new, related products which is expected to increase revenues. The Company anticipates steady growth, a strong fiscal first quarter and a more satisfactory year.

         The foregoing discussion contains certain forward looking statements which involve risks and uncertainties. IPRC's actual results could differ materially from the results anticipated in such statements.

Year 2000 Compliance

         The Company has undertaken a program to address the Year 2000 issue with respect to the Company's information and operating systems, including billing, accounting and financial reporting systems. Since the Company is relatively new and small its only computer-related functions are office functions which have been tested at a cost less than $5,000 and found to be in compliance.

         Since the Company has not yet begun production of the MST, it is difficult to assess the compliance of major suppliers and material service providers. However, in the future measures will be taken to assure said compliance.

         The Company intends to develop contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it has not yet fully identified. The Company currently estimates that it will incur additional costs which are not expected to exceed approximately $5,000 to complete its Year 2000 compliance work. Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the Year 2000 or later. Failure by the Company and its major suppliers, other material service providers and major distributors to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to the Company's business) could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 7.  FINANCIAL STATEMENTS

         Please see attached.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not required.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The current directors and executive officers of the Company are Henry
H. Kartchner, 74, and C. Brent Kartchner, 52.

         Henry H. Kartchner has served as a director and Chairman of the Board of the Company since December 1995 and as Chief Executive Officer since December 1996. Mr. Kartchner also is Chief Executive Officer of Food Development Corporation, an international agribusiness, which he founded in 1975. Under his leadership, FDC grew to annual revenues of $75 million. In 1970, he founded Desert Magic, Inc., an agribusiness that included 10,000 acres of irrigated land, processing plants and a nationwide marketing system. During the 1960's, Mr. Kartchner was an executive with the H.J. Heinz company and responsible for the fastest growing food sector of the Company. Henry H. Kartchner is the father of C. Brent Kartchner.

         C. Brent Kartchner has been President of the Company since January 1998, Vice President of Operations since September 1995, and a director of the Company since September 1995. From 1992 to 1994, Mr. Kartchner was General Manager and co-owner of Pacific Northwest Farming--Oregon Potato Processing Center, a 12,000 acre agribusiness that included production and marketing and a transportation division, plus the nation's largest potato dehydrating factories. From 1987 to 1992, Mr. Kartchner was Vice President of Marketing of Sunkyong Limited, one of the largest grain/foodstuff importers into South Korea. Mr. Kartchner received a Bachelor of Science degree in agronomy and business management from Brigham Young University in 1971. C. Brent Kartchner is the son of Henry H. Kartchner.

         Scott Jensen, 27, was elected Secretary and Treasurer of the Company in January 1998. He had served as Controller of the Company since December 1996, and had worked for the Company since 1995. Mr. Jensen has been involved in many aspects of the Company's business, including manufacturing, accounting, finance, and operations. He aided in the manufacture of the Company's first MST unit. Mr. Jensen received a bachelor's degree in business management from Brigham Young University, Hawaii, in 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's executive officers and directors and any persons who own beneficially more than 10% of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") as well as to furnish the Company with a copy of each such report. Additionally, SEC regulations require the Company to identify in its proxy statement and Annual Report on Form 10-KSB those individuals for whom one or more of these reports required under Section 16 was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To management's knowledge, all executive officers, directors and 10% stockholders met the requirements of Section 16(a) during the 1998 fiscal year.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain information concerning the compensation paid or accrued by IPRC to or on behalf of the Company's Chief Executive Officer and other executive officers for services provided in the fiscal years indicated.


                                                                    Long Term Compensation
                                                             -----------------------------------------
                                 Annual Compensation        Awards                   Payouts
                              ------------------------      ------------------       -------------------
     (a)             (b)     (c)         (d)     (e)         (f)         (g)           (h)       (i)
                                                Other       Rest-       Secur-
Name                                            Annual      ricted      ities                  All other
and                                             Compen-     Stock       Underlying   LTIP      Compensa-
Principal                   Salary      Bonus   sation      Award(s)    Options/     Payouts   tion
Position            Year      ($)        ($)      ($)         ($)       SARs(#)      ($)          ($)
--------            ----    --------   ------- ---------   ---------    -------      -------  ----------
Henry H. Kartchner  1998      0           0        0           0           0            0          0
Chairman & CEO      1997      0           0        0           0           0            0          0
                    1996    12,000        0        0           0           0            0          0

C. Brent Kartchner  1998   120,000        0        0           0           0            0          0
President           1997   120,000        0        0           0           0            0          0
                    1996    17,500        0        0           0           0            0          0


Compensation of Directors

         Directors receive no compensation or fees for their services rendered in such capacity.

Employment Contracts

         There were no written employment contracts for any IPRC executive officers in the fiscal year ended October 31, 1998 and none since.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

         As of January 29, 1999, the persons (including any "group") named in the table below were believed by the management of the Company to be beneficial owners of more than five percent of the Common Stock of the Company under SEC Rule 13d-3. Under that Rule, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, management believes that each person named in the table below has sole power to vote, or dispose or direct the disposition, of all shares beneficially owned, subject to applicable community property laws.


         Five-Percent Owners and Management Holdings(1)
         ------------------------------------------------------------
         Name and                             Amount and
         Address of                           Nature of
         Beneficial                           Beneficial
         Owner                                Ownership(2)             Percent of Class(5)
         ---------------------------------------------------------------------------------

         C. Brent Kartchner                   1,068,041                         7.1%
         57 Quail Run Rd.
         Henderson, NV 89014

         Henry H. Kartchner                   2,530,452                        16.9%
         3216 S. Everett Place
         Kennewick, WA 99336

         Rex H. Lewis                        15,000,000                        56.9%
         2325-A Renaissance Dr.
         Las Vegas, NV 89119

         All Executive Officers               3,598,493                        24.0%(4)
         & Directors as a Group(3)


         ----------------
         1. Another person or person may own beneficially 5% or more of the Company's Common Stock without management's having sufficient evidence to conclude that such an ownership position currently exists.

         2. All shares are held directly except that (i) Mr. Henry H. Kartchner's beneficial holdings include 1,087,646 shares held directly by Food Development Corporation, which he controls, and
            (ii) Mr. Lewis' beneficial holdings are held by Maya LLC, an entity he controls, and includes warrants to acquire 11,375,000 shares of the Company's Common Stock for $1.00 per share until December 8, 2002.

         3. Includes two individuals, Mr. Henry H. Kartchner and Mr. C. Brent Kartchner.

         4. May not equal the sum of individual holdings percentages because, under SEC rules, different denominators may be used to calculate certain individual percentages.

         5. The percentage ownership for the options held by the indicated individuals is based on an adjusted total of issued and outstanding shares giving effect only to the exercise of each individual's options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 1, 1998, the Company entered into a Management Agreement with Maya LLC for a period of five years. Maya LLC is controlled by Rex H. Lewis, who is named as a major shareholder of the Company under Item 11. Under the Management Agreement, Maya LLC agreed to give consultation and advice on selection and retention of management employees, planning and development, budgeting, accounting, and general business in exchange for a management fee equal to five percent of the gross revenue of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements

              The following financial statements are included in this report:

              Report of Independent Certified Public Accountants

              Balance Sheets as of October 31, 1998 and 1997

              Statements of Operations for the years ended October 31, 1998 and 1997 and cumulative amounts since inception

              Statements of Stockholders' Deficit for the years ended October 31, 1998 and 1997 and cumulative amounts since inception

              Statements of Cash Flows for the years ended October 31, 1998 and 1997 and cumulative amounts since inception

              Notes to Financial Statements

Exhibits

             The exhibits to this report are identified in the Exhibit Index, which appears immediately after the signature page and is incorporated in this
Item 13 by this reference.

Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended October 31, 1998.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 1999.


                                    IMPERIAL PETROLEUM RECOVERY CORPORATION


                                    By  /s/  Henry H. Kartchner
                                       -----------------------------
                                       Henry H. Kartchner
                                       Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


  /s/  Henry H. Kartchner                   February 16, 1999
------------------------------------
Henry H. Kartchner
Chairman and Chief Executive Officer
(Principal Executive Officer)


  /s/  C. Brent Kartchner                   February 16, 1999
------------------------------------
C. Brent Kartchner
President and Director
(Principal Financial Officer)

                     Imperial Petroleum Recovery Corporation

                          Exhibit Index to Form 10-KSB

Exhibit No.     Identification of Exhibit
-----------     -------------------------

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibits 2 and 2.1 to the Company's Registration Statement on Form 10-KSB filed with the Commission with a filing date of August 8, 1996, Commission File No. 0-21169).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996, filed with the Commission with a filing date of November 26, 1997, Commission File No. 0-21169).

10.1 Convertible Promissory Note of the Company, bearing interest from August 25, 1997, to Food Development Corporation (incorporated by reference to Exhibit 1 to the Schedule 13D filed by Henry H. Kartchner with the Commission with a filing date of January 20, 1998, CIK No. 0001047620).

10.2* Management Agreement between the Company and Maya LLC dated November 1, 1998.

27*             Financial data schedule.

------------------
*  Filed herewith.

                     Imperial Petroleum Recovery Corporation

                          INDEX TO FINANCIAL STATEMENTS



                                                                                 Page

FINANCIAL STATEMENTS

Report of independent certified public accountants                                 F-2

Balance Sheets as of October 31, 1998 and 1997                                     F-3

Statements of Operations for the years ended October 31, 1998
    and 1997 and cumulative amounts since inception                                F-4

Statements of Stockholders' Deficit for the years ended October 31, 1998
    and 1997 and cumulative amounts since inception                                F-5

Statements of Cash Flows for the years ended October 31, 1998
    and 1997 and cumulative amounts since inception                                F-8

Notes to Financial Statements                                                     F-10


                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Imperial Petroleum Recovery Corporation


We have audited the accompanying balance sheets of Imperial Petroleum Recovery Corporation (a development stage Company) as of October 31, 1998 and 1997, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Petroleum Recovery Corporation (a development stage company) as of October 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and cumulative amounts since inception, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred cumulative net losses of $8,754,346 since inception of operations and as of October 31, 1998, the Company's current liabilities exceeded its current assets by $830,278 and its total liabilities exceeded its total assets by $891,653. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Grant Thornton LLP
                                             ----------------------
                                             GRANT THORNTON LLP



Salt Lake City, Utah
January 8, 1999

                                      Imperial Petroleum Recovery Corporation
                                           (a development stage company)

                                                  BALANCE SHEETS

                                                    October 31,

                                                      ASSETS


                                                                                  1998           1997
                                                                              -----------    -----------

 CURRENT ASSETS
    Cash and cash equivalents                                                      49,342         30,498
    Inventory, net of reserve                                                        --             --
    Prepaid expenses                                                                7,221         32,266
                                                                              -----------    -----------
           Total current assets                                                    56,563         62,764

PROPERTY AND EQUIPMENT, AT COST, NET                                              144,712        137,614

other assets                                                                       15,413         10,032
                                                                              -----------    -----------

                                                                                  216,688        210,410
                                                                              ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Trade accounts payable                                                        175,471        525,667
    Payables to related parties                                                   252,605           --
    Accrued liabilities                                                            94,990         80,149
    Current maturities of long-term obligations                                   363,775        116,559
                                                                              -----------    -----------
           Total current liabilities                                              886,841        722,375

LONG-TERM OBLIGATIONS - less current maturities                                   221,500        288,780

COMMITMENTS AND CONTINGENCIES                                                        --             --

STOCKHOLDERS' DEFICIT
    Common stock, par value $0.001; authorized 100,000,000 shares; reserved
      10,700,000; issued and outstanding 13,731,421 and 12,567,421
      shares at 1998 and 1997                                                      13,732         12,568
    Additional paid-in capital                                                  7,855,470      6,622,614
    Common stock subscriptions receivable                                          (6,509)        (6,909)
    Deficit accumulated during the development stage                           (8,754,346)    (7,429,018)
                                                                              -----------    -----------

           Total stockholders' deficit                                           (891,653)      (800,745)
                                                                              -----------    -----------

                                                                                  216,688        210,410
                                                                              ===========    ===========



        The accompanying notes are an integral part of these statements.

                                      Imperial Petroleum Recovery Corporation
                                           (a development stage company)

                                             STATEMENTS OF OPERATIONS




                                                         Cumulative
                                                          amounts        Year ended October 31,
                                                           since       ---------------------------
                                                         inception         1998           1997
                                                       --------------  ------------   ------------

Revenues                                                     26,289         26,289           --
                                                        -----------    -----------    -----------

Operating expenses
    General and administrative expenses
       Internal administration, selling and marketing
         expense                                          3,766,653        754,637      1,503,954
       Administrative and operating support costs -
         related parties                                  1,522,770        217,895        313,247
    Research and development expenses - prototype         3,296,377        499,655      1,001,398
    Acquired research and development - Phonon
      Technologies                                          349,500           --             --
    Loss on abandonment of leased facility                  161,918           --             --
                                                        -----------    -----------    -----------

                                                          9,097,218      1,472,187      2,818,599
                                                        -----------    -----------    -----------

           Loss from operations                          (9,070,929)    (1,445,898)    (2,818,599)
Other income (expense), including interest, net             (14,281)        (3,208)       (12,759)
                                                        -----------    -----------    -----------

           Loss before extraordinary item                (9,085,210)    (1,449,106)    (2,831,358)
Extraordinary item - gain on extinguishment of debt         330,864        123,778        207,086
                                                        -----------    -----------    -----------

           NET LOSS                                      (8,754,346)    (1,325,328)    (2,624,272)
                                                        ===========    ===========    ===========

Net loss per common share - basic
    Loss before extraordinary item                                           (0.10)         (0.29)
    Extraordinary item                                                        0.01           0.02
                                                                       -----------    -----------

           Net loss                                                          (0.09)         (0.27)
                                                                       ===========    ===========





        The accompanying notes are an integral part of these statements.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                      Years ended October 31, 1998, 1997, 1996 and period from inception to October 31, 1995

                                                                        Price               Common stock
                                                                         per       -------------------------------   Subscriptions
                                                        Date            share           Shares         Par value      receivable
                                             --------------------   -------------  ----------------   ------------  ---------------
Balances as of November 1, 1994                                     $      --           7,729,702    $      7,730    $     (7,730)
Issuance of common stock for cash            Sept - Oct 1995             1.94              89,812              90              --
                                             Sept - Oct 1995             3.85              62,858              62              --
Net loss                                                                   --                  --              --              --
                                                                    -------------  ---------------   ------------    ------------
Balances as of October 31, 1995                                            --           7,882,372           7,882          (7,730)
Issuance of common stock for cash            Nov 1995 - Apr 1996         1.94             158,734             159              --
                                             Nov 1995 - Apr 1996         2.41              13,794              14              --
                                             Nov 1995 - Apr 1996         3.17              21,626              22              --
                                             Nov 1995 - Apr 1996         3.88              60,044              60              --
                                             Nov 1995 - Apr 1996         4.86              11,890              12              --
                                             Nov 1995 - Apr 1996         5.07               7,366               7              --
                                             July 1996                   3.00              83,333              83              --
                                             Sept 1996                   4.34              11,513              12              --
Issuance of common stock to vendors
   for services rendered                     Aug 1996                    5.94              25,750              26              --
Issuance of common stock to employees
   for services rendered                     Oct 1996                    4.84              38,658              38              --
Net loss                                                                                       --              --              --
                                                                                   ----------------     ------------   -------------
Balances as of October 31, 1996                                                         8,315,080           8,315          (7,730)
Issuance of common stock for cash            Apr 1997                    0.80              50,000              50              --
                                             July 1997                   0.40             300,000             300              --
                                             Aug 1997                    0.34             350,000             350              --
                                             Sept 1997                   0.40           1,000,000           1,000              --
                                             Sept 1997                   0.34             350,000             350              --



                                                                Deficit
                                                              accumulated
                                              Additional       during the
                                               paid-in        development
                                               capital           stage
                                             ------------   ---------------
Balances as of November 1, 1994              $        --     $          --
Issuance of common stock for cash                174,310                --
                                                 242,038                --
Net loss                                              --          (700,240)
                                            ------------      -------------
Balances as of October 31, 1995                  416,348          (700,240)
Issuance of common stock for cash                308,067                --
                                                  33,351                --
                                                  68,478                --
                                                 233,120                --
                                                  57,822                --
                                                  37,393                --
                                                 249,917                --
                                                  49,989                --
Issuance of common stock to vendors
   for services rendered                         152,974                --
Issuance of common stock to employees
   for services rendered                         187,167                --
Net loss                                              --        (4,104,506)
                                             ------------      ------------
Balances as of October 31, 1996                1,794,626        (4,804,746)
Issuance of common stock for cash                 39,950                --
                                                 119,700                --
                                                 119,650                --
                                                 399,000                --
                                                 119,650                --

                                   (continued)

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                 STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                     Years ended October 31, 1998, 1997, 1996 and period from inception to October 31, 1995

                                                                        Price               Common stock
                                                                         per       -------------------------------   Subscriptions
                                                        Date            share           Shares         Par value      receivable
                                             --------------------   -------------  ----------------   ------------  ---------------
Contribution of capital by stockholders                                                                   --             821
Issuance of common stock to affiliated
   entities in satisfaction of loans and
   accounts payable                                  Dec 1996           3.19           766,659           767              --
                                                     Apr 1997           2.26           100,000           100              --
                                                     July 1997          0.50           473,625           474              --
Issuance of common stock to employees
   in satisfaction of loans payable                  June 1997          0.30            33,000            33              --
                                                     July 1997          0.30             3,000             3              --
                                                     Aug 1997           0.50            22,366            22              --
Issuance of common stock to vendor in satisfaction
   of accounts payable                               Aug 1997           0.50            58,070            58              --
                                                     Sept 1997          0.50             5,000             5              --
Issuance of common stock in satisfaction
   of lease obligation                               July 1997          0.59           100,000           100              --
Issuance of common stock in satisfaction
   of acquisition liability                          Sept 1997          0.63           100,000           100              --
Issuance of common stock to vendors
   for services rendered                             Apr 1997           0.65           200,000           200              --
                                                     July 1997          0.50            20,800            21              --
                                                     Aug 1997           0.50            29,000            29              --
                                                     Sept 1997          0.50             5,400             5              --
                                                     Oct 1997           0.31           200,088           200              --



                                                                              Deficit
                                                                            accumulated
                                                            Additional       during the
                                                             paid-in        development
                                                             capital           stage
                                                           ------------   ---------------
Contribution of capital by stockholders                       678,738          --
Issuance of common stock to affiliated
   entities in satisfaction of loans and
   accounts payable                                         2,448,544          --
                                                              225,962          --
                                                              236,338          --
Issuance of common stock to employees
   in satisfaction of loans payable                            10,967          --
                                                                  997          --
                                                               11,161          --
Issuance of common stock to vendor in satisfaction
   of accounts payable                                         28,978          --
                                                                4,995          --
Issuance of common stock in satisfaction
   of lease obligation                                         59,200          --
Issuance of common stock in satisfaction
   of acquisition liability                                    62,400          --
Issuance of common stock to vendors
   for services rendered                                      129,800          --
                                                               10,379          --
                                                               14,471          --
                                                                2,695          --
                                                               61,827          --


                                   (continued)

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                 STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                     Years ended October 31, 1998, 1997, 1996 and period from inception to October 31, 1995

                                                                        Price               Common stock
                                                                         per       -------------------------------   Subscriptions
                                                      Date              share           Shares         Par value      receivable
                                             --------------------   -------------  ----------------   ------------  ---------------
Issuance of common stock to employees for
   services rendered                                 June 1997           0.50              54,133              55              --
                                                     Aug 1997            0.50              31,200              31              --
Net loss                                                                                       --              --              --
                                                                                       ----------         -------       ---------
Balances as of October 31, 1997                                                        12,567,421          12,568          (6,909)
Issuance of common stock for cash
                                                     Nov 1997            0.55               4,000               4              --
                                                     Dec 1997            0.68             500,000             500              --
                                                     Mar 1998            0.66             500,000             500              --
                                                     June 1998           0.66             500,000             500              --
Issuance of warrants for cash
                                                     Dec 1997            0.12                  --              --              --
                                                     Mar 1998            0.14                  --              --              --
                                                     June 1998           0.14                  --              --              --
Issuance of common stock to vendor in
   satisfaction of accounts payable                  Sept 1998           0.78              43,000              43              --

Issuance of common stock to employees for
   services rendered                                 June 1998           0.50              17,000              17              --

Cancellation of stock subscriptions                  Oct 1998            0.78            (400,000)           (400)            400

Net loss                                                                                       --              --              --
                                                                                       ----------         -------       ---------
Balances as of October 31, 1998                                                        13,731,421         $13,732       $  (6,509)
                                                                                       ==========         =======       =========


                                                                              Deficit
                                                                            accumulated
                                                            Additional       during the
                                                             paid-in        development
                                                             capital           stage
                                                           ------------   ---------------
Issuance of common stock to employees for
   services rendered                                             27,018              --
                                                                 15,568              --
Net loss                                                             --      (2,624,272)
                                                           ------------    -------------
Balances as of October 31, 1997                               6,622,614      (7,429,018)
Issuance of common stock for cash
                                                                  2,196             --
                                                                339,500             --
                                                                324,568             --
                                                                324,569             --
Issuance of warrants for cash
                                                                 60,000             --
                                                                 70,000             --
                                                                 70,000             --
Issuance of common stock to vendor in
   satisfaction of accounts payable                              33,540             --

Issuance of common stock to employees for
   services rendered                                              8,483             --

Cancellation of stock subscriptions                                  --             --

Net loss                                                             --      (1,325,328)
                                                           ------------    ------------
Balances as of October 31, 1998                            $  7,855,470    $ (8,754,346)
                                                           ============    =============


        The accompanying notes are an integral part of these statements.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS




                                                       Cumulative
                                                         amounts         Year ended October 31,
                                                          since       ---------------------------
                                                        inception        1998           1997
                                                      -------------   -----------   ------------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                       $(8,754,346)   $(1,325,328)   $(2,624,272)
       Adjustments to reconcile net loss
         to net cash used in operating activities
         Gain on extinguishment of debt                  (330,864)      (123,778)      (207,086)
         Depreciation                                      51,213         20,133         27,720
         Noncash charge associated with
           acquisition                                    349,500             --             --
         Accrued loss on abandonment of
           leased facility                                161,918             --             --
         Charges associated with stock issuances
           to employees and vendors                       457,382         42,083        262,299
         Noncash expenses incurred by affiliate           661,677             --             --
         Loss on disposal of property and equipment        13,177             --         13,177
         Changes in assets and liabilities
           Inventory                                           --             --        132,000
           Other assets                                   (22,634)        19,664        (42,298)
           Officer and employee advances                       --             --        146,884
           Payables                                     1,067,931        206,234        382,327
           Accrued liabilities                             95,965         14,841        (44,393)
           Accrued lease obligations                       (2,618)            --         (2,618)
                                                      -----------    -----------    -----------

                  Total adjustments                     2,502,647        179,177        668,012
                                                      -----------    -----------    -----------

                  Net cash used in
                    operating activities               (6,251,699)    (1,146,151)    (1,956,260)
                                                      -----------    -----------    -----------

    Cash flows from investing activities
       Cash paid for acquisition                          (94,000)            --             --
       Additions to property and equipment               (209,104)       (27,231)       (20,010)
                                                      -----------    -----------    -----------

                  Net cash used in
                    investing activities                 (303,104)       (27,231)       (20,010)
                                                      -----------    -----------    -----------


                                   (Continued)

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                      STATEMENTS OF CASH FLOWS - CONTINUED



                                                   Cumulative
                                                     amounts        Year ended October 31,
                                                      since       --------------------------
                                                    inception         1998           1997
                                                  -------------   -----------    -----------
    Cash flows from financing activities
       Proceeds from issuance of common stock
         and warrants                                4,673,495      1,192,337      1,838,945
       Proceeds from loans                           2,521,569          5,000        632,565
       Payments on notes payable                      (590,919)        (5,111)      (412,808)
       Proceeds from bank overdraft                         --             --        (51,934)
                                                   -----------    -----------    -----------

                  Net cash provided by
                    financing activities             6,604,145      1,192,226      2,006,768
                                                   -----------    -----------    -----------

                  Net increase in cash                  49,342         18,844         30,498

Cash and cash equivalents at beginning of period            --         30,498             --
                                                   -----------    -----------    -----------

Cash and cash equivalents at end of period              49,342         49,342         30,498
                                                   ===========    ===========    ===========

Supplemental disclosure of cash flow information
------------------------------------------------

    Cash paid during the period for
       Interest                                         64,852         39,287         25,565

Noncash activities
------------------

The following noncash activities occurred in 1998:

The Company cancelled a stock subscription receivable for 400,000 shares of common stock in the amount of $400.

Accounts payables were restructured to notes payable in the amount of approximately $196,500. An extraordinary gain of approximately $43,800 was realized on the restructuring.

The Company issued 60,000 shares of common stock to an employee and a vendor for services received. The fair value of the services was approximately $42,100.

An extraordinary gain was realized on the forgiveness of accounts payable to vendors in the amount of approximately $63,500.

An extraordinary gain was realized on the forgiveness of a note payable to a financing company in the amount of approximately $16,400.



        The accompanying notes are an integral part of these statements.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                            October 31, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       1.   Organization and business activity

       Imperial Petroleum Recovery Corporation (a development stage company incorporated in Nevada) (the Company) has been in the development stage since commencement of operations in fiscal year 1995 and is committed to developing and marketing a proprietary oil sludge remediation process and equipment that uses high energy microwaves to separate water, oil and solids. Company operations take place in Texas. The Company's corporate offices are in Nevada.

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

       3.   Cash and cash equivalents

       The Company considers all highly liquid investments, with original maturity dates of three months or less when purchased, to be cash equivalents.

       4.   Inventory

       Inventory consists of components to be integrated into the Company's products to be sold to customers. Inventory is valued at lower of cost or market. Cost is determined using the first-in, first-out method. Orders for inventory have not commenced as of October 1998. As such, management has recorded a reserve of $260,000 against the value of inventory on hand. The recoverability of inventory is dependent upon the Company generating sales of such products. Management anticipates product sales commencing in 1999.

       5.   Property and equipment

       Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                            October 31, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       6.   Other assets

       Other assets (long-term) consist of long-term deposits and patents. The cost of patents are capitalized and amortized to operations over their estimated useful lives or statutory lives whichever is shorter. Amortization is computed on the straight-line method. As of October 31, 1998, amortization had not commenced.

       7.   Research and development expenses

       Costs incurred in connection with developing a prototype and a demonstration model of a system designed for crude oil sludge, recovery process technology have been expensed as incurred.

       8.   Advertising costs

       Advertising costs are expensed in the period incurred.

       9.   Revenue recognition

       Revenue on contracts from crude oil sludge recovery services is accounted for principally by the percentage-of-completion method whereby revenue is recognized based on the estimated stage of completion of individual contracts.

       Revenue in 1998 in the amount of $26,289 is the result of the Company leasing its crude oil sludge recovery equipment under contract. There were no product sales, contract or otherwise, during 1998 or 1997.

       10.  Fair value of financial instruments

       Cash and cash equivalents, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Notes payable to third parties and related parties as reflected in the financial statements approximate their fair value.

       11.  Certain reclassifications

       Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                            October 31, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       12.  Income taxes

       The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect during the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

       13.  Loss per common share

       During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". SFAS 128 requires the disclosure of Basic and Diluted Earnings per Share (EPS). Basic EPS is calculated using income available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted-average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include stock warrants granted or sold and convertible debt. Shares having an antidilutive effect on periods presented are not included in the computation of dilutive EPS (Note J). All prior year losses per common share have been restated to comply with the provisions of SFAS 128.

       14.  Accounting standards not yet adopted

       Reporting comprehensive income

       In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective for years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The Statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not have components of comprehensive income in 1998 or 1997. No significant impact to the Company's financial statements is expected upon adoption of SFAS 130.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                            October 31, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       14.  Accounting standards not yet adopted - continued

       Disclosures about segments of an enterprise and related information

       Also, in September 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, effective for years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Since the Company is still considered a development stage company and no segments have been identified by management, no significant impact to the Company's financial statements is expected.


NOTE B - REALIZATION OF ASSETS

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is a development stage company and has sustained substantial losses from operations since inception. Such losses have continued through the year ended October 31, 1998. In addition, the Company has used cash in, rather than provided cash from, its operations.

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

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                            October 31, 1998 and 1997


NOTE B - REALIZATION OF ASSETS - CONTINUED

       The Company has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence.

       During December 1998, the Company reached agreements with certain related party creditors to settle debt in exchange for common stock (Note L).

       In early fiscal 1999, the Company extended an agreement with a major petroleum company for the utilization of its technology.

       During January 1999, management has conducted discussions with a petroleum company concerning a long-term contract for the use of the Company's technology


NOTE C - PROPERTY AND EQUIPMENT

       Property and equipment and estimated useful lives consist of the following:

                                             Years        1998          1997
                                           ---------    ---------    ---------
Furniture and fixtures                           5-7       43,644       16,413
Machinery and equipment                           10       54,174       54,174
Automobiles                                        7       96,236       96,236
                                                        ---------    ---------
                                                          194,054      166,823
Less accumulated depreciation                             (49,342)     (29,209)
                                                        ---------    ---------
                                                          144,712      137,614
                                                        =========    =========


NOTE D - LONG-TERM OBLIGATIONS

       Long-term obligations consist of the following:
                                                            1998         1997
                                                         ---------    ---------
       10% note payable to a corporation controlled by
       a stockholder and director of the Company,
       interest and principal due in November 1998,
       convertible at anytime into 541,783 shares of
       the Company's common stock at $0.44 per share,
       not collateralized                                  303,775     228,780

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                            October 31, 1998 and 1997


NOTE D - LONG-TERM OBLIGATIONS - CONTINUED

                                                                            1998        1997
                                                                          -------     -------
10% note payable to a corporation, due September 2003, interest paid in full at date incurred, principal due in full at maturity, not
    collateralized                                                         121,500         --

10% note payable to a limited partnership, due June 2001, interest due
    semi-annually, principal due in full at maturity, not collateralized   100,000    100,000

10% note payable to an attorney and stockholder, due in full at maturity, convertible at anytime into shares of the Company's common stock at
    $0.31 per share, not collateralized                                     60,000     60,000

8%-10% notes payable to financing companies, $3,408 payable monthly
   including interest, due in 1998, collateralized by equipment                 --     16,559
                                                                          --------   --------
                                                                           585,275    405,339
Less current maturities                                                    363,775    116,559
                                                                          --------   --------
                                                                           221,500    288,780
                                                                          ========   ========


       Scheduled maturities of long-term obligations as of October 31, 1998 are as follows:

           Year ending October 31,
           -----------------------
                  1999                                363,775
                  2000                                     --
                  2001                                100,000
                  2002                                     --
                  2003                                121,500
                  Thereafter                               --
                                                   ----------
                                                      585,275
                                                   ==========

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                            October 31, 1998 and 1997


NOTE E - COMMITMENTS AND CONTINGENCIES

       Operating leases

       The Company leases office space, a production and lab facility and automobiles under operating leases which expire through the year 2000. Under these operating lease agreements the Company is liable to carry property insurance and assume the responsibility for maintaining the property. The Company's commitment under these leases expires as follows:

           Year ending October 31,
           -----------------------
               1999                                       71,125
               2000                                       42,647
               Thereafter                                      -
                                                       ---------
                                                         113,772
                                                       =========

       Total rent expense for the years ended October 31, 1998 and 1997, was approximately $84,900 and $159,000, respectively and cumulative since inception of approximately $595,000.

       Litigation

       In February of 1995, Thermal Wave International (TWI) filed third-party claims against third party defendants, including the Company. TWI alleges Company misrepresentation regarding technological exclusivity, disclosure of TWI trade secrets, unfair competition, false advertising and other claims. Remedies sought by TWI include: actual damages of an unspecified amount, disgorgement of profits, punitive damages of an unspecified amount, and other orders.

       Management believes that TWI's claims are without merit and is vigorously defending the matter. No amount of liability can be estimated based upon the facts of the claim.

       The Company is also included in other litigation arising from operations. Management does not believe that any such litigation has merit or that any such matter will have a material effect on the Company's financial position or results of operations.


NOTE F - STOCKHOLDERS' EQUITY

       1.   Common stock

       During fiscal 1998 and 1997, the Company issued 43,000 and 455,288 shares of common stock, respectively, to an attorney and vendors for services rendered on behalf of the Company. Expenses associated with these issuances were $33,583 and $219,627, respectively, to record the fair value of the shares issued based upon the trading price of the shares.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                            October 31, 1998 and 1997


NOTE F - STOCKHOLDERS' EQUITY - CONTINUED

       1.   Common stock - continued

       Also during fiscal 1998 and 1997, the Company issued 17,000 and 85,333 shares, respectively, of common stock to certain employees of the Company for services rendered. Compensation expense recorded as a result of these stock issuances in the years ended October 31, 1998 and 1997 was $8,500 and $42,672, respectively, based upon the trading price of the shares at the dates of issuance.

       2.   Stock subscription receivable

       During fiscal 1998, the Company cancelled a stock subscription receivable for 400,000 shares in the amount of $400.


NOTE G - ASSET PURCHASE SETTLEMENT

       In August 1996, the Company acquired certain assets consisting of technology, patents and furniture and laboratory equipment from Phonon Technologies, Inc. (PTI), a Houston, Texas, based research and development company, engaged in the development of microwave chemistry technologies. The purchase price for the assets was $689,000, of which $94,000 was paid at closing and the remainder financed by a nonrecourse note payable collateralized only by the technology and assets acquired. The Company allocated $349,500 of the purchase price to acquired research and development costs which were expensed in the statement of operations. The remaining $339,500 related to other technology was capitalized. The Company paid an additional amount of $193,000 during 1997. The Company reached an agreement in July 1997 to restructure the remaining balance due on the note payable ($402,000). The settlement included reassigning the capitalized technology to the seller in satisfaction of the remaining balance on the note of $339,500 and issuance of 100,000 shares of common stock (approximating $62,500).


NOTE H - WARRANTS

       1.   Stock warrants

       The Company's board of directors has the authority to grant stock warrants to employees, officers and certain non-employees. These warrants are considered nonqualified for income tax purposes. As of October 31, 1998, the Company has granted or sold warrants to purchase 10,700,000 shares of the Company's common stock. The Company has reserved this amount of its authorized shares. The warrants vest immediately upon grant and have a weighted-average remaining contractual life of 3.42 years.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                            October 31, 1998 and 1997


NOTE H - WARRANTS - CONTINUED

       2.   Warrant activity

       The following is a summary of the activity relating to warrants through October 31, 1998:

                                                                                   Weighted-average
                                                                     Exercise           exercise
                                                     Warrants          price             price
                                                   ------------   --------------   -----------------
     Outstanding at November 1, 1996                        --     $        --           $  --
        Granted                                        200,000            0.50            0.50
                                                    ----------

     Outstanding at October 13, 1997                   200,000            0.50            0.50
        Granted                                     10,500,000            1.00            1.00
                                                    ----------
     Outstanding at October 31, 1998                10,700,000       0.50-1.00            0.99
                                                    ==========
     Exercisable at October 31, 1998                10,700,000       0.50-1.00            0.99
                                                    ==========


NOTE I - RELATED PARTY TRANSACTIONS

       Related party transactions consist of the following:

       1.  National Security Analysts, Inc.

       In fiscal 1996 and through December 1996, the Company was provided with administrative support services and office space by National Security Analysts, Inc. (NSA), an entity controlled by a stockholder and former director of the Company. Such amounts totaled $236,986 and $338,451 for the years ended October 31, 1997 and 1996, respectively. In addition, the Company received noninterest-bearing loans in fiscal 1997 totaling approximately $335,000 and noninterest-bearing advances to fund working capital needs totaling $257,023 in fiscal 1996.

       The Company's liability to NSA at October 31, 1996 was $138,637. During fiscal 1997, the Company entered into a settlement agreement (the term of which are reflected in the accompanying financial statements) wherein NSA agreed to contribute approximately $600,000 of amounts due to the capital of the Company as consideration for amounts due from NSA's principal shareholder for common stock issued in 1995. In addition, the remaining balance due was exchanged for 100,000 shares of common stock. The reduction in the amount due to NSA resulting from the settlement of approximately $600,000 has been credited to additional paid-in capital.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                            October 31, 1998 and 1997


NOTE I - RELATED PARTY TRANSACTIONS - CONTINUED

       2.  Food Development Corporation

       During fiscal 1996 and early fiscal 1997, Food Development Corporation
       (FDC), an entity controlled by a stockholder and director of the Company, incurred expenses on behalf of the Company amounting of $76,261 and $469,770, respectively. In addition, included in research and development expense in fiscal year 1995 is $275,000 associated with prototype development costs funded by FDC.

       In fiscal 1997, the Company issued 473,625 shares of common stock valued at $236,812 to FDC in partial satisfaction of the balance due. In addition, the Company and FDC agreed to reduce the amount due to FDC by approximately $132,000. This reduction has been reflected as an extraordinary gain in the accompanying financial statement. In January 1998, the amount due was recorded as a note payable to FDC which bears interest at 10 percent and is due no earlier than November 2, 1998 (Note
       D). As of October 31, 1998, the outstanding balance on the note is $303,775. FDC may convert the remaining balance due anytime into shares of common stock at $0.44 per share.

       3.  Affiliates of Stockholder

       From March through October 1997, the Company was loaned $1,884,004 from two entities affiliated with a stockholder of the Company. The loans bore no interest. In fiscal 1997, the Company issued 766,659 shares of common stock, to repay the loans in full. The Company received approximately $450,000 from the same entities as additional loans in early 1998.

       4.  Payable to Officers

       During 1998, the Company agreed to pay an officer of the Company $217,895 for services rendered in the Company's behalf. The Company also agreed to pay $25,000 for furniture received from the officer. As such, a liability in the amount of $242,895 has been recorded in the accounts payable to related parties. The Company has recorded in accounts payable to related parties additional amounts totaling $9,710 for services rendered by officers of the Company.

       5.  Management Agreement

       During November 1998, the Company entered into a five year management agreement with a company, controlled by a major stockholder. The agreement calls for general business and financial consultation and certain management services to be provided to the Company by the related party in exchange for an annual management fee equal to five percent of the Company's gross revenues.

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                            October 31, 1998 and 1997


NOTE J - LOSS PER COMMON SHARE

                   For the Year Ended October 31, 1998
         ------------------------------------------------------
                                                                                    Weighted-average
                                                                     Net Loss            shares          Per share
                                                                    (numerator)       (denominator)       amount
                                                                  --------------    ----------------   ------------
         Net loss per common share - basic
             Loss before extraordinary item                          (1,449,106)       13,444,674         (0.10)
                                                                  ==============    ================   ============
             Net loss available to common shareholders               (1,325,328)       13,444,674         (0.09)
                                                                  ==============    ================   ============


                   For the Year Ended October 31, 1997
         ------------------------------------------------------

         Net loss per common share - basic
             Loss before extraordinary item                         (2,831,358)         9,658,850         (0.29)
                                                                  ==============    ================   ============
             Net loss available to common shareholders              (2,624,272)         9,658,850         (0.27)
                                                                  ==============    ================   ============



       The average shares of warrants granted and potentially convertible debt instruments were not included in the computation of a diluted loss per share because their inclusion would have been antidilutive for the years ended October 31, 1998 and 1997 (Notes D and H).


NOTE K - INCOME TAXES

       Deferred income tax assets and liabilities are as follows:

                                                                       1998             1997
                                                                  --------------   --------------
        Deferred tax assets (liabilities)
            Benefit of net operating loss carryforwards               2,910,492        2,431,161
            Capitalized start up costs                                   69,495           93,303
            Depreciable assets                                          (19,792)         (15,333)
            Bad debt allowance                                           14,135           14,135
                                                                  --------------   --------------
                                                                      2,974,330        2,523,266
        Less valuation allowance                                     (2,974,330)      (2,523,266)
                                                                  --------------   --------------
                                                                             --               --
                                                                  ==============   ==============

                     Imperial Petroleum Recovery Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                            October 31, 1998 and 1997


NOTE K - INCOME TAXES - CONTINUED

       The Company has sustained net operating losses in each of the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for any of the periods presented. The increase in the valuation allowance was $451,064 and $1,038,000 for the years ended October 31, 1998 and 1997, respectively.

       As of October 31, 1998, the Company had net operating loss carryforwards for tax reporting purposes of approximately $8,500,000 expiring in various years through 2018.


NOTE L - SUBSEQUENT EVENTS

       Sale of Stock and Warrant

       During December 1998, the Company sold 225,000 shares of common stock and a warrant to purchase an additional 875,000 shares of common stock for $150,000.

       Food Development Corporation

       During December 1998, the Company issued 614,021 shares of common stock to Food Development Corporation, a related party in exchange for relief of a portion of outstanding debt in the amount of $268,327 (Note D).

       Stock issuance to an Officer

       During December 1998, the Company issued 485,790 shares of common stock to an officer of the Company in exchange for relief of an outstanding liability in the amount of $242,895 (Note I).

       Stock issuances to an Officer and Employees

       During January 1999, the Company issued 30,000 shares of common stock to an officer and two employees of the Company for compensation of services performed during fiscal year 1999 in the amount of $18,750.

       Stock issuance to a vendor

       During January 1999, the Company issued 2,490 shares of common stock to a vendor for satisfaction of an account payable in the amount of $1,494.