Form 10QSB
period 1999-01-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 1999-03-15
CIK 1020448

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

                 For the Quarterly Period Ended January 31, 1999

                                       or


     // TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-21169

                     Imperial Petroleum Recovery Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                    76-0529110
      ------------------------------                    -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                2325-A Renaissance Drive, Las Vegas, Nevada    89119
           -----------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

                                 (702) 798-6800
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                    YES X NO
                                       --
   The Number of Shares Of The Registrant's Common Stock, $.001 Par Value Per
              Share, Outstanding as of March 8, 1999 was 15,211,645

           Transitional Small Business Disclosure Format (check one):
                               Yes         No  X
                                   ----    ------


===============================================================================

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION



Item 1. Financial Statements (Unaudited)


     Balance Sheets as of January 31, 1999 and October 31, 1998                                                  1-2

     Statements of Operations for the Three Months Ended January 31, 1999 and 1998                                 3

     Statements of Stockholders' Deficit as of January 31, 1999                                                    4

     Statements of Cash Flows for the Three Months Ended January 31, 1999 and 1998                                 5

     Notes to Financial Statements                                                                               6-7

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                                         8-9

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                        10

Item 2.  Changes in Securities and Use of Proceeds                                                                10

Item 3.  Defaults Upon Senior Securities                                                                          10

Item 4.  Submission of Matters to a Vote of Security Holders                                                      10

Item 5.  Other Information                                                                                        11

Item 6.  Exhibits and Reports on Form 8-K                                                                         11

Signatures                                                                                                        12

Exhibit Index                                                                                                     13

Financial Data Schedule                                                                                           14

Item 1.  Financial Statements

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets

----------------------------------------------------------------------------------------------------------------------

                                                                            January 31, 1999           October 31,1998
----------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)                (Audited)

Assets

Current Assets
    Cash and cash equivalents                                               $     58,298              $    49,342
    Inventory - net of reserve of $260,000 as of
       January 31, 1999 and October 31, 1998                                           -                        -
    Prepaid expenses                                                                   -                    7,221
                                                                            -----------------------------------------

Total Current Assets                                                              58,298                   56,563

Property and equipment - net of accumulated depreciation
    of $55,354 and $49,342 as of January 31, 1999 and
     October 31, 1998 respectively                                               138,700                  144,712

Other assets                                                                      18,504                   15,413
                                                                            -----------------------------------------
                                                                            $    215,502              $   216,688
-----------------------------------------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets--Continued

-----------------------------------------------------------------------------------------------------------------------

                                                                              January 31, 1999        October 31, 1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)              (Audited)

Liabilities and Stockholders' Deficit

Current Liabilities
    Accounts payable                                                           $     222,746               $     175,471
    Payables to related parties                                                        9,710                     252,605
    Accrued liabilities                                                               59,862                      94,990
    Current maturities of long-term obligations                                      127,015                     363,775

------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                            419,333                     886,841

Long-term Obligation - net current maturites                                         221,500                     221,500

Commitments and contingencies                                                              -                           -

Stockholders' Deficit
    Common stock - par value $0.001: authorized 100,000,000 shares; reserved
        11,575,000; issued and outstanding 15,091,645 and 13,731,421 shares at
        January 31, 1999 and
        October 31, 1998, respectively                                                15,092                      13,732
        Additional paid-in capital                                                 8,537,227                   7,855,470
        Common stock subscribed                                                       (6,509)                     (6,509)
        Deficit accumulated during the development stage                          (8,971,141)                 (8,754,346)

------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                         (425,331)                   (891,653)
                                                                               -----------------------------------------
                                                                               $     215,502                 $   216,688
------------------------------------------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Operations (Unaudited)
Three Months Ended January 31, 1999 and 1998

------------------------------------------------------------------------------------------------------------------------

                                                                                     1999                     1998
------------------------------------------------------------------------------------------------------------------------

Revenue                                                                        $     22,512               $      -

Cost of Goods Sold                                                                        -                      -
                                                                               ----------------------------------------

Gross Profit                                                                         22,512                      -
                                                                               ----------------------------------------

Operating Expenses
    Research and development expenses--prototype                                     66,357                 53,199
    General and administrative expenses
       Internal administration, selling and marketing
         expense                                                                    163,757                265,057

                                                                               ---------------------------------------
Loss from Operations                                                               (207,602)              (318,256)

Other Income (Expense)
    Interest expense                                                                 (9,193)               (10,335)

                                                                               ---------------------------------------

Net loss                                                                       $   (216,795)            $ (328,591)
----------------------------------------------------------------------------------------------------------------------

Loss per common share - basic                                                  $       (.02)            $     (.02)
----------------------------------------------------------------------------------------------------------------------

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Stockholders' Deficit (Unaudited)
As of January 31, 1999

-------------------------------------------------------------------------------------------------------------------------

                             Common Stock                              Additional                         Total
                             No. of                    Stock           Paid in          Retained          Stockholders'
                             Shares          Amount    Subscriptions   Capital          Deficit           Deficit
                             -----------     ------    -------------   -------          -------           -------
Balance, November 1, 1998    13,731,421     $13,732      ($6,509)      $7,855,470       ($8,754,346)     ($ 891,653)

Sale of common stock
 & additional paid in
 capital                     1,360,224       1,360                        681,757                          683,117
Net loss                                                                                 (  216,795)     (  216,795)
                            ----------     -------      ---------      ----------        -----------      ---------

Balance, January 31, 1999   15,091,645     $15,092       ($6,509)      $8,537,227       ($8,971,141)     ($ 425,331)
                            ==========     =======        ======        =========        ==========       =========

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Cash Flows (Unaudited)
Three Months Ended January 31, 1999 and 1998

-------------------------------------------------------------------------------------------------------------------------

                                                                                               1999             1998
-------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities
    Net loss                                                                             $  (216,795)      $  (328,591)
                                                                                   --------------------------------------
    Adjustments to reconcile net loss to net
      cash used in operating activities

        Changes in assets and liabilities
           Depreciation                                                                        6,012             3,145
           Decrease in prepaid                                                                 7,221            16,333
           Increase in other assets                                                           (3,091)                -
           Increase (Decrease) in accounts payable                                            47,274           (10,622)
           Increase (Decrease) in accrued liabilities                                         18,335           (27,156)
                                                                                  ---------------------------------------

Total Adjustments                                                                             75,751           (18,300)
                                                                                  ---------------------------------------


Net Cash Used in Operating Activities                                                       (141,044)         (346,891)
                                                                                  ---------------------------------------
Cash Flows from Investing Activities
    Additions to property and equipment                                                            -            (4,202)
                                                                                  ---------------------------------------

Net Cash Used in Investing Activities                                                              -            (4,202)
                                                                                  ---------------------------------------

Cash Flows from Financing Activities
    Proceeds from issuance of common stock and
      Additional paid in capital                                                             150,000           403,753
    Proceeds from loans from affiliated entities                                                   -            74,491
    Payments on notes payable                                                                      -            (7,691)
        Proceeds from notes payable                                                                -             5,000
                                                                                   --------------------------------------

Net Cash Provided by Financing Activities                                                    150,000           475,553
                                                                                   --------------------------------------

Net Increase in Cash                                                                           8,956           124,460

Cash and Cash Equivalents, Beginning of Period                                                49,342            30,498
                                                                                   --------------------------------------

Cash and Cash Equivalents, End of Period                                                  $   58,298        $  154,958
-------------------------------------------------------------------------------------------------------------------------

Noncash activities:

The Company issued 614,021 shares of Common Stock to an officer of the Company in exchange for relief of an outstanding debt in the amount of $268,327.

The Company issued 32,923 shares of its Common Stock to an officer and various employees as bonuses for the fiscal year 1999. The fair value of the bonuses was approximately $21, 900.

The Company issued 485,790 shares of Common Stock to an officer of the Company in exchange for relief of an outstanding debt in the amount of $242,895.

The Company issued 2,490 shares of its Common Stock to a vendor for satisfaction of an account payable in the amount of $1,494.

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements

-------------------------------------------------------------------------------

January 31, 1999
-------------------------------------------------------------------------------



NOTE A - BASIS OF PRESENTATION


The accompanying unaudited financial statements include the accounts of Imperial Petroleum Recovery Corporation (the "Company"). Such statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the three month period ended January 31, 1999 are not necessarily indicative of the results for the fiscal year ending October 31, 1999. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.




NOTE B - ORGANIZATION AND USE OF ESTIMATES


Organization

Imperial Petroleum Recovery Corporation (a development stage company incorporated in Nevada) has been in the development stage since commencement of operations in fiscal year 1995. The Company is committed to developing and marketing a proprietary oil sludge remediation process and equipment that uses high energy microwaves to separate water, oil and solids. Principal operations are conducted in Texas. The Company's corporate offices are in Nevada.

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

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements - Continued


-------------------------------------------------------------------------------

January 31,  1999
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

During December 1998, the Company reached agreements with certain related party creditors to settle debt in exchange for common stock.

During the first quarter 1999, the Company extended an agreement with a major petroleum company for the utilization of its technology.

During the first quarter 1999, management was conducting discussions with a petroleum company concerning a long-term contract for the use of the Company's technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

LIQUIDITY & CAPITAL RESOURCES

         During the three month period ended January 31, 1999, the Company received net proceeds of approximately $150,000 from the sale of restricted common stock and additional paid in capital. The Company used approximately ($216,795) in cash flows in its operations, excluding changes in assets and liabilities, during the three month period ended January 31, 1999, compared to approximately ($328,591) for the corresponding period of 1998. The total net cash used in operations was approximately ($141,044) for the three month period ended January 31, 1999, compared to approximately ($346,891) for the corresponding period of 1998.

         No cash used in investing activities for the three month period ended January 31, 1999 as compared to approximately ($4,202) for the corresponding period of 1998.

         Cash provided by financing activities totaled approximately $150,000 for the three month period ended January 31, 1999 compared to approximately $475,553 for the corresponding period of 1998.

         During the second quarter of 1999, the Company raised approximately $150,000 from the sale of 120,000 shares of its Common Stock. These funds are expected to satisfy immediate and near-term cash flow requirements. Additional funding and/or cash flow from the sale of the Company's products will be needed in 1999, however, to sustain the operations of the Company.

         Management feels that it has identified sufficient funds to manufacture the required MST Systems and has devised arrangements to introduce new, related products which are expected to increase revenues. The Company anticipates steady growth and a strong fiscal second quarter.

FUTURE OPERATING RESULTS

         The following discussion includes forward-looking statements regarding the Company's future financial position and results of operations. Actual developments, financial position and results of operations may differ materially from the statements.

          The expansion of the Company's introduction of the MST system to major refineries and petroleum producers has continued with the most recent performance at Texaco Oil Company's Upstream Unit at Bakersfield California. During this test, Imperial Petroleum Recovery Corporation's equipment was pitted against other current technologies that promote the concept of increased production at reduced costs. The Texaco test is currently on-going and should conclude by the end of March 1999. Texaco agreed to defray the expenses of the test.

         Requests for additional demonstrations by potential customers are being reviewed and scheduled by Company management. Selections are based on a number of criteria including location, budgets, benefits; and time limitations for both the Company's equipment and personnel.

         Company management is estimating that by the end of March 1999 the first contract for the fabrication and delivery of a MST System will be executed. The necessary agreement is presently being prepared. The fabrication of this MST 1000 will commence immediately upon the execution of the contract and will take place in the Company's shop in Houston Texas.

         The Company has recently introduced a smaller system, the MST 500, to the marketplace. The introduction has generated a large number of inquiries from prospective customers to which the Company is responding. This smaller system was designed and engineered by Company management and will soon be tested at the Company's laboratory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


FUTURE OPERATING RESULTS - CONTINUED

         The worldwide energy sector has been through a difficult period. The price of crude oil has reached a twenty year low. This factor has resulted in the consolidation of a number of major energy companies. In addition, in an effort to save costs, the oil industry has downsized and reduced expenditures. This has effected those companies, including Imperial Petroleum Recovery Corporation, that supply equipment and services to the industry.

         The fact that the Company has been able to negotiate a contract and continue to demonstrate its technology in the current market, once again indicates the desire of the oil industry to seek a method to reduce current operating costs and recover marketable products from waste streams.

         Industry experts are stating that the glut of oil will not continue. The recent trend of reduced production and the rapid decline of U. S. supplies of crude has resulted in crude prices that have surged 17% in February 1999. Experts now estimate that crude oil prices could rise 25% within the next three months. The Company's management believes that improved oil prices will result in increased activities among the major users of the MST System.

         The foregoing forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially are those listed in the Company's most recent Annual Report of Form 10-KSB under the headings Item 1-"Description of Business" and Item 6-"Management's Discussion and Analysis or Plan of Operations."

         The Company cautions that the preceding list of cautionary statements is not exclusive.

RESULTS OF OPERATIONS

Net Sales

         For the three month period ended January 31, 1999, the Company recorded net sales of $22,512 from the rental of the MST system to a major refinery compared to no net sales recorded for the corresponding period of 1998.

Operating Expenses

         Selling, general and administrative expenses for the three month period ended January 31, 1999, were approximately $163,757, a decrease over the approximately $265,057 recorded for the corresponding period of 1998.

         Research and development expenses for the three month period ended January 31, 1999, were approximately $66,357, an increase over the approximately $53,199 recorded for the corresponding period of 1998.

Interest and Financing Expenses

         Total other income (expense) for the three month period ended January 31, 1999 was approximately $(9,193), which was comprised of interest expense. For the corresponding period in 1998, the Company recorded other income (expense) of $(10,335).

         To date, inflation and seasonality has not had a material impact on the Company's results of operations.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

         During the period covered by this report, no legal proceedings required to be reported became reportable events, and there were no material developments in, or terminations of, any previously reported proceedings.

         The Company is subject to routine litigation from time to time arising from its operations. Management believes that any such pending litigation will not have a material effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On December 10, 1998 the Company sold 125,000 shares of its Common Stock and a Warrant to purchase 875,000 shares of its Common Stock to Maya, LLC for $100,000 in cash. The Warrant is exercisable for $1.00 per share and expires on December 8, 2002.

         On December 11, 1998 the Company issued 614,021 shares of its Common Stock to Food Development Corporation, a related party, in exchange for relief of a portion of outstanding debt in the amount of $268,327.

         On December 16, 1999 the Company issued 485,790 shares of its Common Stock to an officer of the Company in exchange for relief of an outstanding liability in the amount of $242,895.

         On January 4, 1999 the Company issued 32,923 shares of its Common Stock to an officer and various employees as bonuses for the fiscal year 1999.

         During January 1999, the Company issued 2,490 shares of its Common Stock to a vendor for satisfaction of an account payable in the amount of $1,494.

         During January 1999, the Company sold 100,000 shares of its Common Stock to an investor for $50,000 in cash.

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



                                        Imperial Petroleum Recovery Corporation
                                        (Registrant)



Date:  March 12, 1999                   /s/ C. Brent Kartchner
                                        ----------------------
                                        C. Brent Kartchner
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

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


    3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996, filed with the Commission with a filing date of November 26, 1997, Commission File No. 0-21169)


   10.1 Warrant for the Purchase of Shares of Common Stock dated as of December 8, 1998 issued by the Company to Maya, LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A filed by Maya, LLC with the Commission with a filing date of December 8, 1998, Commission File
                      No. 0-21169)


    27*              Financial data schedule

*  Filed herewith.