Form 10QSB
period 1999-04-30
IMPERIAL PETROLEUM RECOVERY CORP
filed 1999-06-10
CIK 1020448

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For the Three Months Ended April 30, 1999


                       Commission File Number: 0-21169



                     IMPERIAL PETROLEUM RECOVERY CORPORATION
              --------------------------------------------------
              (Exact Name of Issuer as Specified in its Charter)



           NEVADA                                    76-0529110
-------------------------------        ---------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or Organization)



                2325-A Renaissance Drive, Las Vegas, Nevada  89119
                --------------------------------------------------
                     (Address of Principal Executive Offices)



                                (702) 798-6800
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [ X ]     NO [   ]

There were 15,211,645 shares of the Registrant's $.001 par value common stock outstanding as of June 3, 1999.

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

     Balance Sheets as of April 30, 1999 and October 31, 1998        3

     Statements of Operations for the Six Months Ended
     April 30, 1999 and 1998                                         4

     Statements of Cash Flows for the Six Months Ended
     April 30, 1999 and 1998                                        5-6

     Notes to Financial Statements                                  7-8

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                               9-11

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                          12

Item 2.  Changes in Securities and Use of Proceeds                  12

Item 3.  Defaults Upon Senior Securities                            12

Item 4.  Submission of Matters to a Vote of Security Holders        12

Item 5.  Other Information                                          12

Item 6.  Exhibits and Reports on Form 8-K                           13

Signatures                                                          13

Item 1.  Financial Statements

Imperial Petroleum Recovery Corporation
(a development stage company)

Balance Sheets
                                                April 30,      October 31,
                                                  1999            1998
                                               (Unaudited)     (Audited)
Assets

Current Assets
   Cash and cash equivalents                    $ 42,358        $ 49,342
   Accounts receivable                            14,000            -
   Inventory - net of reserve of $260,000
    as of April 30, 1999 and October 31, 1998       -               -
   Prepaid expenses                                 -              7,221
                                                --------        --------
Total Current Assets                              56,358          56,563

Property and equipment - net of accumulated
  depreciation of $61,466 and $49,342 as of
  April 30, 1999 and October 31, 1998,
  respectively                                   134,309         144,712
Other assets                                      20,588          15,413
                                                --------        --------
                                                $211,255        $216,688
                                                ========        ========

Liabilities and Stockholders' Deficit

Current Liabilities
   Accounts payable                            $   136,901     $   175,471
   Payables to related parties                       7,803         252,605
   Accrued liabilities                              87,572          94,990
   Current maturities of long-term
    obligations                                    259,542         363,775
                                               -----------     -----------
Total Current Liabilities                          491,818         886,841

Long-term Obligation - net current
  maturities                                       221,500         221,500
Commitments and contingencies                         -               -
Stockholders' Deficit
   Common stock - par value $0.001: authorized
    100,000,000 shares; reserved 11,575,000;
    issued and outstanding 15,211,645 and
    13,731,421 shares at April 30, 1999 and
    October 31, 1998, respectively                  15,212          13,732
   Additional paid-in capital                    8,687,356       7,855,470
   Common stock subscribed                          (6,509)         (6,509)
   Deficit accumulated during the development
    stage                                       (9,198,122)     (8,754,346)
                                               -----------     -----------
Total Stockholders' Deficit                       (502,063)       (891,653)
                                               -----------     -----------
                                               $   211,255     $   216,688
                                               ===========     ===========

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Operations (Unaudited)
Six Months Ended April 30, 1999 and 1998

                                                   1999           1998

Revenue                                         $  36,512      $    -

Cost of Goods Sold                                   -              -
                                                ---------      ---------
Gross Profit                                       36,512           -
                                                ---------      ---------

Operating Expenses
   Research and development expenses-
    prototype                                     121,856        142,372
   General and administrative expenses
    Internal administration, selling and
     marketing expense                            350,346        486,525
                                                ---------      ---------

Loss from Operations                             (435,690)      (628,897)

Other Income (Expense)
   Interest income                                   -             3,562
   Interest expense                               (10,153)          -
   Extraordinary gain on debt settlement            2,067         73,484
                                                ---------      ---------

Net loss                                        $(443,776)     $(551,851)
                                                =========      =========

Loss per share - basic                          $    (.03)     $    (.05)

Extraordinary gain per share                          -              .01

Loss per common share - basic                   $    (.03)     $    (.04)
                                                =========      =========

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Cash Flows (Unaudited)
Six Months Ended April 30, 1999 and 1998

                                                    1999            1998
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities
 Net loss                                       $ (443,776)     $ (551,851)
 Adjustments to reconcile net loss to
  net cash used in operating activities
   Changes in assets and liabilities
    Depreciation and amortization                   12,538          10,067
    Increase in accounts receivable                (14,000)           -
    Increase in interest receivable -
      Maya LLC                                        -             (1,136)
    Increase in inventory                             -            (27,487)
    Decrease in prepaid                              7,221          24,299
    Increase in other assets                        (5,591)           -
    Increase (Decrease) in accounts payable         71,978         (53,921)
    Decrease in salaries and related expenses         -            (71,414)
    Increase (Decrease) in accrued liabilities      18,272          20,803
                                                ----------      ----------
Total Adjustments                                   90,418         (98,789)
                                                ----------      ----------
Net Cash Used in Operating Activities             (353,358)       (650,640)
Cash Flows from Investing Activities
  Additions to property and equipmen                (1,719)         (2,231)
                                                ----------      ----------
Net Cash Used in Investing Activities               (1,719)         (2,231)
                                                ----------      ----------

Cash Flows from Financing Activities
  Proceeds from issuance of common stock and
   Additional paid in capital                      300,000         601,328
  Proceeds from loans from affiliated entities      50,000          78,585
  Payments on notes payable to related parties      (1,907)           -
  Payments on notes payable                           -            (11,776)
                                                ----------      ----------
Net Cash Provided by Financing Activities          348,093         668,137
                                                ----------      ----------
Net Increase (Decrease) in Cash                     (6,984)         15,266
Cash and Cash Equivalents, Beginning of Period      49,342          30,498
                                                ----------      ----------
Cash and Cash Equivalents, End of Period        $   42,358      $   45,764
                                                ==========      ==========

                                 (Continued)

Imperial Petroleum Recovery Corporation
(a development stage company)

Statements of Cash Flows (Unaudited) - Continued
Six Months Ended April 30, 1999 and 1998

Noncash activities:

The Company issued 614,021 shares of Common Stock to an officer of the Company in exchange for relief of an outstanding debt in the amount of $268,327.

The Company issued 32,923 shares of its Common Stock to an officer and various employees as bonuses for the fiscal year 1999. The fair value of the bonuses was approximately $21,900.

The Company issued 485,790 shares of Common Stock to an officer of the Company in exchange for relief of an outstanding debt in the amount of $242,895.

The Company issued 2,490 shares of its Common Stock to a vendor for satisfaction of an account payable in the amount of $1,494.

An extraordinary gain was realized on the forgiveness of accounts payable to vendors in the amount of approximately $2,067.

On behalf of the Company, a related party paid approximately $82,530 to various vendors for satisfaction of accounts payable.

Imperial Petroleum Recovery Corporation
(a development stage company)

Notes to Financial Statements

April 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Imperial Petroleum Recovery Corporation (the "Company"). Such statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the six month period ended April 30, 1999 are not necessarily indicative of the results for the fiscal year ending October 31, 1999. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

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

April 30, 1999

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

During the first quarter of 1999, the Company extended an agreement with a major petroleum company for the utilization of its technology.

During the third quarter of 1999, management executed a long-term lease with a large petroleum company for the use of the Company's technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

     This portion of the Form 10-QSB contains "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated revenues, the installation plans for the MST-1000 at Mobile Oil Company's Torrance, California facility, and similar statements concerning anticipated future events and expectations that are not historical facts. The forward-looking statements in this portion of the Form 10-QSB are subject to numerous risks and uncertainties, including the effects of economic conditions; the availabiilty of capital to finance the manufacturing of MST Systems and to provide working capital; the dependence on key customers; competitive conditions; and the various risks associated with developing and marketing a new procss/technology which could cause actual results to differ materially from those expressed in or implied by the statements herein. Readers should also refer to the Company's most recent Form 10-KSB.

LIQUIDITY & CAPITAL RESOURCES

     At April 30, 1999, the Company had a working capital deficit of $435,460 as compared to a working capital deficit of $830,278 at October 31, 1998.

     During the six month period ended April 30, 1999, the Company received net proceeds of approximately $300,000 from the sale of restricted common stock and additional paid in capital. During this same period, the Company used approximately ($443,776) in cash flows in its operations, excluding changes in assets and liabilities, compared to approximately ($551,851) for the corresponding period of 1998. The total net cash used in operations was approximately ($353,358) for the six month period ended April 30, 1999, compared to approximately ($650,640) for the corresponding period of 1998.

     During the six month period ended April 30, 1999, the Company used cash in the amount of ($1,719) in investing activities compared to approximately ($2,231) for the corresponding period of 1998.

     Cash provided by financing activities totaled approximately $348,093 for the six month period ended April 30, 1999 compared to approximately $668,137 for the corresponding period of 1998.

     During the third quarter of 1999, the Company signed a long-term lease for its MST System with a major oil refinery. The income stream from these funds is expected to satisfy immediate and near-term cash flow requirements. Additional funding and/or cash flow from the sale of the Company's products will be needed in 1999, however, to sustain the operations of the Company.

     Management feels that it has identified sufficient funds to manufacture the required MST Systems and has devised arrangements to introduce new, related products that are expected to increase revenues. The Company anticipates steady growth and a strong fiscal third quarter.

FUTURE OPERATING RESULTS

     The expansion of the Company's introduction of the MST System to major refineries and petroleum producers has continued with the most recent performance at Paramount Petroleum Company's refinery at Paramount, California. The Paramount test is currently on going and should conclude by the end of June 1999. To date, the MST-1000 has established new production and dependability levels beyond those previously projected by Management, thereby supporting the Company's premise that the MST-1000 can promote increased production at reduced costs.

     Requests for demonstrations of the MST-1000 System are being submitted by prospective customers in ever-increasing numbers. Potential customers submit oil samples to the Company's test laboratory. Test results are then discussed with each prospective customer and an appropriate course of action is determined for each situation. In addition to the test results being used as a planning tool to determine potential customers' needs, the Company is archiving these test results to create a comprehensive database that will ultimately be used to enable Management to project the performance of the Company's technology on various types of emulsions and in various oil regions and fields of production.

     As expected, on May 10, 1999 the Company executed a three-year lease agreement with Mobil Oil Company for the use of the MST-1000 at its Torrance, California facility. The MST-1000 is currently being manufactured in Houston, Texas and is expected to be installed and operational at the Mobil facility by September, 1999.

     The worldwide energy sector, which has been through a difficult period recently, is beginning to show some improvement. The price of crude oil, which recently reached a twenty-year low, is on the rise. However, due to an
emphasis to cut costs, major energy companies continue to consolidate.   This
desire to cut costs of production and recover marketable products from waste streams has prompted the numerous inquiries into the MST System and ultimately resulted in the contract with Mobil.

     Industry experts are stating that the glut of oil will not continue. The recent trend of reduced production and the rapid decline of U. S. supplies of crude has resulted in crude prices that have surged 17% in the past month. Experts now estimate that during the summer of 1999 demand for fuel will be the highest in history. As a result of this high demand, the price of crude oil could be driven to the $20 per barrel range. The Company's management believes that the improved oil prices will result in continued interest among the major users of the MST type equipment.

RESULTS OF OPERATIONS

Net Sales

     For the six month period ended April 30, 1999, the Company recorded net sales of $36,512 from the rental of the MST system to a major refinery compared to no net sales recorded for the corresponding period of 1998.

Operating Expenses

     Selling, general and administrative expenses for the six month period ended April 30, 1999, were approximately $350,346, compared to approximately $486,525 for the corresponding period of 1998

     Research and development expenses for the six month period ended April 30, 1999, were approximately $121,856, a decrease of approximately $20,516 for the corresponding period of 1998.

Interest and Financing Expenses

     Total other income (expense) for the six month period ended April 30, 1999 was approximately $(10,153), which was comprised of interest expense. For the corresponding period in 1998, the Company recorded other income (expense) of approximately $3,562.

     To date, inflation and seasonality has not had a material impact on the Company's results of operations.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     None.

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

     On December 16, 1998 the Company issued 485,790 shares of its Common Stock to an officer of the Company in exchange for relief of an outstanding liability in the amount of $242,895.

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

     During February 1999, the Company sold a total of 120,000 shares of its Common Stock to two investors for $100,000 in cash.

     The Company relied upon the exemption provided in Section 4(2) of the Securities Act of 1933, which covers "transactions by an issuer not involving any public offering," to issue the securities discussed above, without registration under that Act. The Company made a determination that the investors to whom the securities were issued did not need the protections that registration would afford. The certificates representing the shares of Common Stock issued and the Warrant were marked with legends indicating that transfer of the securities is restricted because they were not sold in a registered offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     Exhibit
     Number    Description                               Location

       27      Financial Data Schedule                   Filed herewith
                                                         electronically
     (b) Reports on Form 8-K.

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

                                   IMPERIAL PETROLEUM RECOVERY CORPORATION
                                     (Registrant)


Date:  June 10, 1999               By:/s/ C. Brent Kartchner
                                      C. Brent Kartchner
                                      President and Chief Executive Officer
                                      (Duly Authorized Officer and Principal