Form 10QSB
period 1999-07-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 1999-09-20
CIK 1020448

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Quarterly Period Ended July 31, 1999


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

                               YES [ X ]     NO [   ]

There were 15,716,781 shares of the Registrant's $.001 par value common stock outstanding as of August 27, 1999.

                                     INDEX

                                                               PAGE

Item 1. Consolidated Financial Statements (Unaudited)

     Consolidated Balance Sheets as of July 31, 1999
     and October 31, 1998 ...................................    3

     Consolidated Statements of Operations for the Three
     and Nine Months Ended July 31, 1999 and 1998 ...........    4

     Consolidated Statements of Cash Flows for the
     Nine Months Ended July 31, 1999 and 1998 ...............   5-6

     Notes to Consolidated Financial Statements .............   7-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................   9-11


                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .................................    12

Item 2.  Changes in Securities and Use of Proceeds .........    12

Item 3.  Defaults Upon Senior Securities ...................    12

Item 4.  Submission of Matters to a Vote of Security
         Holders ...........................................    12

Item 5.  Other Information .................................    12

Item 6.  Exhibits and Reports on Form 8-K ..................    12

Signatures .................................................    13

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

          IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED BALANCE SHEETS

                                                 July 31,        October 31,
                                                   1999             1998
                                               -----------      -----------
                                               (Unaudited)        (Audited)
Assets

Current Assets
  Cash and cash equivalents                    $   413,628      $    49,342
  Inventories - net of reserve of $260,000
   as of July 31, 1999 and October 31, 1998        107,773                -
  Prepaid expenses                                       -            7,221
                                               -----------      -----------
Total Current Assets                               521,401           56,563

Property and equipment - net of accumulated
 depreciation of $65,985 and $49,342 as of
 July 31, 1999 and October 31, 1998,
 respectively                                      129,790          144,712
                                               -----------      -----------
Other assets                                        47,121           15,413
                                               -----------      -----------
                                               $   698,312      $   216,688
                                               ===========      ===========
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts payable                             $    55,469      $   175,471
  Customer deposits                                 75,000                -
  Payables to related parties                            -          252,605
  Accrued liabilities                               77,958           94,990
  Current maturities of long-term obligations      244,207          363,775
                                               -----------      -----------
Total Current Liabilities                          452,634          886,841

Long-term Obligation - less current
 maturities                                        221,500          221,500

Commitments and contingencies                            -                -

Stockholders' Equity (Deficit)
  Common stock   par value $0.001: authorized
   100,000,000 shares; reserved 11,575,000;
   issued and outstanding 15,505,886 and
   13,731,421 shares at July 31, 1999 and
   October 31, 1998, respectively                  15,503            13,732
  Additional paid-in capital                    9,312,064         7,855,470
  Common stock subscribed                          (6,509)           (6,509)
  Deficit accumulated during the development
   stage                                       (9,296,880)       (8,754,346)
                                              -----------       -----------
Total Stockholders' Equity (Deficit)               24,178          (891,653)
                                              -----------       -----------
                                              $   698,312       $   216,688
                                              ===========       ===========
See notes to consolidated financial statements.

              IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                THREE AND NINE MONTHS ENDED JULY 31, 1999 AND 1998

                                     For the three                  For the nine
                                   months ended July 31,         months ended July 31,
                                    1999         1998            1999          1998
                                -----------   -----------     -----------   -----------

Revenue                         $    14,000   $    26,289    $    50,512    $    26,289

Cost of goods sold                        -             -              -              -
                                -----------   -----------     -----------   -----------
Gross profit                         14,000        26,289     $    50,512   $    26,289

Operating expenses
  Research and development           36,076        38,971         157,932       180,274
  General and administrative        145,863       237,811         496,032       734,285
                                -----------   -----------     -----------   -----------
                                    181,939       276,782         653,964       914,559
                                -----------   -----------     -----------   -----------
Loss from operations               (167,939)     (250,493)       (603,452)     (888,270)

Other income (expense),
  including interest, net            (2,542)       13,691         (12,852)       (4,134)
                                -----------   -----------     -----------   -----------
Loss before extraordinary item     (170,481)     (236,802)       (616,304)     (892,404)

Extraordinary item - gain on
  debt settlement                    71,703             -          73,770        73,484
                                -----------   -----------     -----------   -----------
Net loss                        $   (98,778)  $  (236,802)    $  (542,534)  $  (818,920)
                                ===========   ===========     ===========   ===========

Net loss per common share -
  basic

Loss before extraordinary
  item                          $      (.01)  $      (.02)    $      (.04)  $      (.07)

Extraordinary item                        -             -               -           .01

Net loss                        $      (.01)  $      (.02)    $      (.04)  $      (.06)
                                ===========   ===========     ===========   ===========

Weighted average common
 shares outstanding -
 Basic and diluted               15,358,766    13,821,300      14,972,269    13,321,078
                                ===========   ===========     ===========   ===========












See notes to consolidated financial statements

            IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  NINE MONTHS ENDED JULY 31, 1999 AND 1998

                                                  1999              1998
                                               -----------      -----------
Increase (Decrease) in Cash and Cash
 Equivalents

Cash Flows from Operating Activities
  Net loss                                     $  (542,534)     $  (818,920)
                                               -----------      -----------
  Adjustments to reconcile net loss to net
   cash used in operating activities
    Changes in assets and liabilities
     Depreciation and amortization                  16,558           15,100
     Increase in interest receivable-Maya LLC            -           (1,696)
     Increase in inventories                      (107,773)         (27,487)
     Decrease in prepaid expenses                    7,221           32,266
     Increase in other assets                      (31,708)               -
     Decrease in accounts payable                   (9,454)         (72,999)
     Decrease in salaries and related expenses           -          (71,414)
     Increase in customer deposits                  75,000                -
     Decrease in current portion of long-term
      debt                                         (67,015)               -
     Increase in accrued liabilities                10,338           19,090
                                               -----------      -----------
Total Adjustments                                 (106,833)        (107,140)
                                               -----------      -----------
Net Cash Used in Operating Activities             (649,367)        (926,060)
                                               -----------      -----------
Cash Flows from Investing Activities
  Additions to property and equipment               (1,636)          (2,231)
                                               -----------      -----------
Net Cash Used in Investing Activities               (1,636)          (2,231)
                                               -----------      -----------
Cash Flows from Financing Activities
  Proceeds from issuance of common stock           924,999          897,267
  Proceeds from loans from affiliated
   entities                                        100,000           61,162
  Payments on notes payable to related parties      (9,710)               -
  Payments on notes payable                              -          (16,559)
                                               -----------      -----------
Net Cash Provided by Financing Activities        1,015,289          941,870
                                               -----------      -----------
Net Increase in Cash                               364,286           13,579

Cash and Cash Equivalents, Beginning of
 Period                                             49,342           30,498
                                               -----------      -----------
Cash and Cash Equivalents, End of Period       $   413,628      $    44,077
                                               ===========      ===========

                                 (Continued)

See notes to consolidated financial statements

            IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
               NINE MONTHS ENDED JULY 31, 1999 AND 1998

Noncash activities:

In December, 1998 the Company issued 614,021 shares of Common Stock to an officer of the Company in exchange for relief of an outstanding debt in the amount of $268,327.

In December, 1998 the Company issued 485,790 shares of Common Stock to an officer of the Company in exchange for relief of an outstanding debt in the amount of $242,895.

In January, 1999 the Company issued 32,923 shares of its Common Stock to an officer and various employees as bonuses for the fiscal year 1999. The fair value of the bonuses was approximately $21,900.

In January, 1999 the Company issued 2,490 shares of its Common Stock to a vendor for satisfaction of an account payable in the amount of $1,494.

Extraordinary gains were realized on the forgiveness of various accounts payable to vendors totaling approximately $6,754.

On behalf of the Company, a related party paid approximately $84,206 to various vendors for satisfaction of accounts payable. As such, a liability in the amount of $84,206 has been recorded in long term debt.



























See notes to consolidated financial statements

           IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                      (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JULY 31, 1999 AND 1998

NOTE A - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Imperial Petroleum Recovery Corporation (a development stage company incorporated in Nevada) ("the Company") has been in the development stage since commencement of operations in fiscal year 1995. The Company is committed to developing and marketing a proprietary oil sludge remediation process and equipment that uses high energy microwaves to separate water, oil and solids. Principal operations are conducted in Texas. The Company's corporate offices are in Nevada.

Effective May 1, 1999 the Company transferred the equipment manufacturing function to its newly created, wholly-owned subsidiary, Petrowave Corporation ("Petrowave"). Certain assets were transferred to Petrowave using the Company's net book value at the time of transfer.

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts and operations of the Company for all periods and its wholly-owned subsidiary, Petrowave since its organization on May 1, 1999. Intercompany transactions and balances have been eliminated in consolidation.

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.
The results of operations for the nine month period ended July 31, 1999 are not necessarily indicative of the results for the fiscal year ending October 31, 1999. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

NOTE B - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations.

           IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                      (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JULY 31, 1999 AND 1998
                                (CONTINUED)

NOTE C - REALIZATION OF ASSETS - Continued

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence.

During December 1998, the Company reached agreements with certain related party creditors to settle debt in exchange for common stock.

During the third quarter 1999, management executed a long-term lease with a large petroleum company for the use of the Company's technology.

During the fourth quarter 1999, a promissory note held by a vendor was partially converted to shares of common stock. In addition, the vendor forgave the interest of approximately $11,800 that had accrued on the note.

NOTE D - INVENTORY

Inventory consists of work in process inventory and components to be integrated into the Company's products to be sold to customers. Inventory is valued at lower of cost or market. Cost is determined using the first-in, first-out method. Since the recoverability of inventory is dependent upon the Company's ability to generate sales of such products, management has recorded a reserve of $260,000 against the value of the inventory on hand.

NOTE E - NET LOSS PER COMMON SHARE

In February, 1997 the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" which simplifies the accounting for earnings per share by requiring presentation of basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. Shares of stock having an antidilutive effect on periods presented are not included in the computation of diluted earnings per share.

The Company's basic and diluted net loss per share are the same since the Company's stock warrants granted and potentially convertible debt instruments are anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

     This portion of the Form 10-QSB contains "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated revenues, the installation plans for the MST-1000 at Mobile Oil Company's Torrance, California facility, and similar statements concerning anticipated future events and expectations that are not historical facts. The forward-looking statements in this portion of the Form 10-QSB are subject to numerous risks and uncertainties, including the effects of economic conditions; the availability of capital; the dependence on key customers; competitive conditions; and the various risks associated with developing and marketing a new process/technology which could cause actual results to differ materially from those expressed in or implied by the statements herein. Readers should also refer to the Company's most recent Form 10-KSB.

RESULTS OF OPERATIONS

Net Sales

     For the nine month period ended July 31, 1999 the Company recorded net sales of $50,512 from the rental of the MST system compared to net sales of $26,289 recorded for the corresponding period of 1998. For the three month period ended July 31, 1999, the Company recorded net sales of $14,000 compared to $26,289 for the corresponding period of 1998.

Operating Expenses

     Selling, general and administrative expenses for the nine month period ended July 31, 1999, were approximately $496,032 compared to approximately $734,285 for the corresponding period of 1998. Selling, general and administrative expenses for the three month period ended July 31, 1999, were approximately $145,863 compared to approximately $237,811 for the corresponding period of 1998. This decrease is a result of continued cost cutting measures.

Research and Development Expenses

     Research and development expenses for the nine month period ended July 31, 1999 were approximately $157,932 compared to approximately $180,274 for the corresponding period of 1998. For the three month period ended July 31, 1999, research and development expenses were $36,076 compared to $38,971 for same period in 1998. The decrease reflects continued cost cutting measures in addition to a decrease in research and development activities.

Other Income and Extraordinary Items

     Total other income (expense) for the nine month period ended July 31, 1999 was approximately ($12,852), which was comprised primarily of interest expense of ($17,129)and miscellaneous income of $4,277. For the corresponding period in 1998, the Company recorded other (expense) of approximately ($4,134). For the nine month period ended July 31, 1999, the Company recorded an extraordinary gain on debt settlement of $73,770 compared to $73,484 for the corresponding period in 1998. For the three month period ended July 31, 1999 other income (expense) was ($2,542) compared to $13,691 for the corresponding period in 1998. During the three month period ended July 31, 1999 the Company recorded an extraordinary gain on debt settlement of $71,703. During the three month period ended July 31, 1998 the Company recorded no extraordinary items.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1999, the Company had a working capital of $68,767 as compared to a working capital deficit of $830,278 at October 31, 1998.

     During the nine month period ended July 31, 1999, the Company received net proceeds of approximately $924,999 from the sale of restricted common stock and additional paid in capital. The Company used approximately ($542,534) in cash flows in its operations, excluding changes in assets and liabilities, during the nine month period ended July 31, 1999, compared to approximately ($818,920) for the corresponding period of 1998. The total net cash used in operations was approximately ($649,367) for the nine month period ended July 31, 1999, compared to approximately ($926,060) for the corresponding period of 1998.

     Cash provided by financing activities totaled approximately $1,015,289 for the nine month period July 31, 1999 compared to approximately $941,870 for the corresponding period of 1998 due to an increase in the sale of common stock during the nine month period ended July 31, 1999.

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

     The expansion of the Company's introduction of the MST System to major refineries and petroleum producers has continued with the most recent performance at Paramount Petroleum Company's refinery at Paramount, California. During its performance there, the MST-1000 established new production levels for total volume produced over extended 24 hour/7 days per week operation periods, thereby supporting the Company's premise that the MST-1000 can promote increased production at reduced costs.

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

     During the third quarter, the Company executed a three-year lease agreement with Mobil Oil Company for the use of the MST-1000 at its Torrance, California facility. The MST-1000 is currently being manufactured in Houston, Texas and is expected to be installed and operational at the Mobil facility by September, 1999.

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

     Industry experts are stating that the glut of oil will not continue. The recent trend of reduced production and the rapid decline of U. S. supplies of crude has resulted in crude prices that have surged in recent months. Experts now estimate that during the fall of 1999 demand for fuel will be the highest in history. As a result of this high demand, the price of crude oil has been driven to the $20 per barrel range. The Company's management believes that the improved oil prices will result in continued interest among the major users of the MST type equipment.

     On July 27, 1999 the Company was granted Patent # 99303579.9-2113 by the European Patent Office. This European patent is registered in 19 countries. In addition, on June 22, 1999 the U.S. Patent Office granted Patent # 5,914,014 to the Company. These patents represent a major step toward protecting the proprietary technological process and the equipment design inherent in the MST System. The Company also has patents pending in numerous other foreign regions.

                      PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During June, 1999, the Company sold 291,667 shares of its Common Stock to an investor for $625,000 in cash.

     The Company relied upon the exemption provided in Section 4(2) of the Securities Act of 1933, which covers "transactions by an issuer not involving any public offering," to issue the securities discussed in the previous paragraph without registration under that Act. The Company made a determination that the investor to whom the securities were issued did not need the protections that registration would afford. The certificates representing the shares of Common Stock issued were marked with legends indicating that transfer of the securities is restricted because they were not sold in a registered offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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

                                   IMPERIAL PETROLEUM RECOVERY CORPORATION
                                   (Registrant)


                                   By:/s/ C. Brent Kartchner
Date:  September 20, 1999             C. Brent Kartchner
                                      President and Chief Executive Officer
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)