Form 10KSB
period 1999-10-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2000-02-15
CIK 1020448

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended October 31, 1999

                           Commission File No. 0-21169

                     IMPERIAL PETROLEUM RECOVERY CORPORATION
               (Exact Name of Registrant as Specified in its Charter)

             Nevada                                        76-0529110
-------------------------------                        ------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

                             2325-A Renaissance Drive
                             Las Vegas, Nevada  89119
                       ----------------------------------------
                       (Address of Principal Executive Offices)

                                  (702) 798-6800
                    ------------------------------------------------
                    (Issuer's Telephone Number, Including Area Code)

Securities Registered under Section 12(b) of the Exchange Act:  None

Securities Registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                                (Title of Class)

Check if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this report and no such disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were approximately
$109,748.

Based on the January 27, 2000 last sale price of $1.875, the aggregate market value of shares of Common Stock held by non-affiliates was approximately $16,087,989.

As of January 27, 2000, 15,987,961 shares of the issuer's Common Stock were outstanding.

Transitional small business disclosure format:   [_] Yes [X] No

                                    INDEX

PART I                                                                PAGE

Item 1.    Description of Business                                     1-6

Item 2.    Description of Property                                     6

Item 3.    Legal Proceedings                                           6

Item 4.    Submission of Matters to a Vote of Security Holders         6

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters    7-11

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        11-15

Item 7.    Financial Statements                                       15

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                        15

PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act                                                        16

Item 10.   Executive Compensation                                     17

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management                                                 17-18

Item 12.   Certain Relationships and Related Transactions             18

Item 13.   Exhibits and Reports on Form 8-K                           19

           Signatures                                                 20

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     Imperial Petroleum Recovery Corporation and its wholly-owned subsidiary, Petrowave (the "Company" or "IPRC") is a high tech company committed to developing and marketing a proprietary oil sludge remediation process and manufacturing the related equipment that uses high energy microwaves to separate slop oil emulsions. The Company calls the process "Microwave Separation Technology" ("MST"), and has proven that it can provide an effective, ecologically sound and economical method of processing crude oil sludge and emulsions. The use of microwave energy for sludge remediation and oil recovery reduces usage of energy, chemical pollutants, reagents and solvents, and minimizes the generation of by-products or waste streams. Processing time normally is reduced. Laboratory work has shown that the microwave system is 30 times faster and takes up 90% less space than conventional emulsion cracking systems. The MST System offers one of the first truly effective, economical, and safe methods to address the global waste problem. The MST process recovers usable hydrocarbon compounds from material that otherwise would be of little value or require disposal. Based on prototype testing and demonstrations, management has shown that approximately 50% to 90% of the crude oil recovered through the MST process can be reclaimed as usable products.

     Because of the increased industry interest in the MST technology during fiscal year 1999, the Company felt it would be advantageous to its operations to spin-off the equipment manufacturing function. The spin-off was finalized by approval of the Board of Directors on May 1, 1999 and resulted in the creation of its wholly owned subsidiary, Petrowave.

Current Product Offerings

     The Company currently offers three product lines, each meeting a specific need within the hydrocarbon reclamation process:

     *    Microwave Separation Technology System (MST-4000, MST-2000,
          MST-1000)

     *    Sludge Tank/Pit Heating Unit (SMU-60)

     *    Truck Melting System (TMS-60)

     The Microwave Separation Technology System is the Company's principal product line. An MST unit includes a computer-controlled microwave sludge remediation system consisting of all the elements needed to reclaim oil from oil sludge and "rag layer" water located in tank storage and waste pits. In addition, the MST System has been used to improve the efficiency of the desalter units required by refineries. MST Systems are modular and can be conjoined to handle larger capacity requirements as required by the customer. The core of an MST unit consists of a microwave generator, a series of waveguides, tuners, a computer and computer control instrumentation plus the actual applicator, where the sludge/emulsion is subjected to microwave energy. The Company introduced its first MST System in 1996 for remediating oil sludge to water, marketable oil and solids and is now marketing a much-improved unit.

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

     The Company assembles its products in its Houston, Texas facility, using components procured primarily from outside subcontractors and vendors. The Company manufactures certain proprietary items and can build product units to individual customer's specifications. Each unit using the MST process can vary in size and sophistication as a result of modifications to the software.

     The Company offers its products for lease directly to end-users. In certain overseas markets, the Company offers its products to existing oil sludge processors through geographically specific marketing partnerships. As part of the lease agreements, lessee personnel receive technical training from the Company thus enabling them to operate the equipment. In the future, IPRC will have technicians available worldwide to service the Company's products and to monitor and periodically check products in the field. In addition, the Company plans to protect each MST System with a security device thus assuring that the Company and its customers maintain control of the System and facilitating accurate calculation of usage payments.

Research and Development

     Principals of the Company began developing the MST process in 1995. Serious testing of a prototype unit began in September 1996. Testing and development continued for approximately two years. During that time, IPRC created and perfected a commercially viable computer-driven system that applied microwave energy to crude oil sludge for remediation and oil recovery.

     In order to create a system that would operate at lower costs than existing methods and use a continuous flow system for the required quantity, it was necessary to design, engineer and manufacture a revolutionary applicator. IPRC realized that the new design would have to be unlike any other and must meet the "tough" required petroleum specifications. In addition, the Company knew the design would have to function under the most
primitive conditions with minimal maintenance.   Therefore, IPRC was
determined to develop a low cost system that could perform at high efficiency using little or no labor. The Company accomplished this in record time with very satisfactory results.

     The MST System separates the oil sludge using the following action. The increased energy imparted differentially to water molecules with the emulsion allows them to move freely in the matrix and eventually to coalesce with other water molecules; thus, effectively, "breaking" the oil-water emulsion. In a like manner, disruption of the "sticky" hydrogen bonding allows heavier inorganic sediment to settle out. After energy is applied, the material is pumped into a separation tank. If immediate separation is required, a polisher or centrifuge can be utilized.

     The separated oil is then pumped into holding tanks for shipment to customers. Water and sediments can be delivered to an evaporation pond or handled in accordance with the customer's wishes. Water recovered from this procedure is of process quality and can be further cleansed by filtration.

     During this same period of time, IPRC designed and established a new, one of a kind, Emulsion Testing Facility to test the MST's capabilities for field application. This facility serves as a bench scale testing unit, capable of testing up to eight samples of oil and emulsions per day, while duplicating the commercial MST System's process. The Facility is also used for the development of new processes and specialized equipment.

     The Emulsion Testing Facility is adjacent to the manufacturing plant in Houston Texas. This facility receives oil sludge samples from production facilities worldwide.

     IPRC is continuing its research and development efforts to develop better methods of using microwave technology in the future. The Company feels it must aggressively pursue new applications of the technology in order to maintain its role as a leader in the field.

Marketing

     The Company markets its products primarily for the purpose of remediation of crude oil sludge and emulsions produced in connection with oil production and refining. There are approximately 700 oil refineries worldwide with 111 of these located in the United States. Each is a potential customer of the Company.

     At this time, the Company is concentrating its marketing efforts on North America with emphasis in the United States and Canada. Currently, several potential domestic customers are reviewing the results of IPRC's field test trials.

     In addition to its North American marketing efforts, the Company has been in serious discussions with entities in several countries, including Kuwait, the Netherlands and Venezuela. To date, the Company has formed a strategic alliance with Golden Shahin for General Trading and Contracting Co., a Kuwaiti company that provides logistical support for the successful completion of the Kuwait Oil Lakes Remediation Project. The Company plans to pursue additional alliances with foreign partners to penetrate the international market.

     In addition to being used for the remediation of crude oil sludge and emulsions, Management feels the Company's technology can be utilized in two other potential markets. First, the Company sees uses in oil field waste management. Second, the Company believes that the MST process can be deployed in shipping lanes and ports to treat sludge from crude oil tankers as they off-load crude and clean their tanks before loading ballast.

     While the Company intends to develop and/or refine marketing plans to penetrate these sectors, no assurances can be given that any of these activities will result in sales revenues for the Company.

Competition

     The Company's competitors are firms that use a variety of processes to dispose of solid and oily non-hazardous oil field wastes. The following table provides information on these processes:

                                                 Estimated costs
                                             (provided by disposal
                                                companies between
Processes                                   June 1996 and March 1997)
----------------------------------------------------------------------------

*  Recycling                        $40-$45 / hour (tank bottoms)
*  Chemical treatment/reuse         $12-$25 / ton
*  Biological treatment/reuse       $12-$28 / cubic yard
*  Landfill                         $30-$60/ ton (liquids may be solidified
                                    @ $150/ton and landfilled)
*  Landspread                       $95 /ton; $38 / barrel
*  Thermal treatment                $40-$50 / ton; $10.50 / barrel
*  Reuse                            $52-$77 / barrel (tank bottoms)
*  Incinerator                      $26-$30 / ton (tank bottoms)
*  Treat / injection                $8.50-$11 / barrel (depends on oil & gas
                                    content)
*  Cavern                           $1.95-$2.85 / barrel (discounts for high
                                    oil content)
*  Chemical treat / pit             $9-$12 / barrel

     Management believes that the MST process offers significant competitive advantages over competing oil sludge remediation processes, because it feels that the MST process is more effective and more economical than competing systems. In addition, fewer environmental problems appear to be associated with the MST process. Heat, pressure, chemical, and centrifuge processes can achieve partial remediation, but these methods have drawbacks. They are expensive, pose additional environmental risks of their own, often leave volumes of untreated hydrocarbons, and usually require the transportation of sludge to special remediation sites. Use of a centrifuge/chemical recovery system requires high heat and creates vapor problems. Fires and explosions are possible, posing a danger to personnel as well as to the environment. Complete recovery of oil seldom is achieved and requires the use of chemicals, at additional cost. Moreover, the chemicals are difficult to eliminate from the sludge, and eventually travel back to the refinery or into the wastewater system. Incineration, which is still prevalent in developing nations, is easy, low in cost and does not require sophisticated technology so long as the process is not subject to environmental rules and procedures. If done under environmental rules and regulations, however, incineration is costly. In addition, most incineration systems destroy the sludge in a way that does not produce usable hydrocarbon byproducts.

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

     The Company's largest competitors are:

     * Waste Management, Inc., which handles bio-remediation, liquid solidification, and waste transportation, is a nationwide company with 25 operating units in the Texas, Oklahoma, and Louisiana regions.

     * DuraTherm, Inc., which is one of the nation's leaders in hazardous solid waste handling, processing and recovery, has a $20 million facility in Houston, Texas that receives products from all over North America.

     * Alfa Laval, a manufacturer of remediation equipment, has a worldwide coverage of centrifuges and other separation equipment, plus a service company in most oil producing regions.

     Many of the Company's competitors are substantially larger and have greater resources, market recognition and broader capabilities. It is also likely that other competitors will emerge in the future. As a consequence, there is no assurance that the Company will be able to successfully compete in the marketplace.

Protection of Intellectual Property

     The technology used in the MST process is proprietary. The Company owns patents to protect its design and may seek additional patents in the future. The Company has also received patent protection from several foreign countries. There can be no assurance that any future patent applications will result in patents being issued. Likewise, there can be no assurance that the Company's patents will afford protection against competitors with similar technology. In addition, there can be no guarantee that the patents will not be infringed upon, designed around by others, or challenged and held to be invalid or unenforceable. Proprietary rights relating to the Company's products and processes generally will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. In the absence of patent protection, the business of the Company may be adversely affected by competitors who independently develop substantially equivalent technology.

     Third-party patents relating to technology utilized by the Company may now exist or may be issued in the future. The Company may need to acquire licenses or to contest the validity of any such patents. Significant funds may be required to defend against third party claims of patent infringement. Any such claim could adversely affect the Company until the claim is resolved. Furthermore, any such dispute could result in a rejection of any patent applications or the invalidation of any patents the Company owns. There can be no assurance that any license required under any such patent would be available to the Company or, if available, on acceptable terms. In addition, there is no guarantee that the Company would prevail in any litigation involving such patent. Any of the foregoing could have a material adverse effect on the Company and its results of operations.

     The Company seeks to protect the technology used in the MST process in part by confidentiality agreements with its advisors, employees, consultants, suppliers and vendors. The Company also protects its technology by building interlocking security measures into its products. There can be no assurance, however, that these agreements and security measures will not be breached or that the Company's trade secrets will not be discovered by competitors. In addition, there can be no assurance that persons or institutions providing research to the Company will not assert rights to intellectual property arising out of such research.

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

Employees

     As of December 31, 1999 the Company had eight full-time employees, four engaged in testing and manufacturing and four involved in sales and administration.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company leases 4,519 square feet of office space and 7,500 square feet of manufacturing and laboratory space in Houston, Texas under leases that expire through the year 2000. The total lease payment for the leased space is approximately $6,400 per month.

ITEM 3.   LEGAL PROCEEDINGS

     A lawsuit involving the Company was filed on February 9, 1995. The plaintiff, Thermal Wave International Inc. (TWI), filed third-party claims against third-party defendants, including the Company, on August 20, 1996. This lawsuit was dismissed on August 17, 1999 with both parties accepting a no contest settlement.

     The Company is subject to litigation from time to time arising from its normal course of operations. Management does not believe that any such litigation and claims that have arisen have merit or that they will have a material effect on the Company's financial position or results of operations.

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

     The following table sets forth the range of high and low bid quotations for the Company's Common Stock for each of the quarters within the last two fiscal years:

                                High and Low Bid Prices

          Fiscal Year 1998                    Low Bid    High Bid

          First Quarter (11/1/97-1/31/98)     $ 0.500    $ 0.938
          Second Quarter (2/1/98-4/30/98)     $ 0.562    $ 0.875
          Third Quarter (5/1/98-7/31/98)      $ 0.343    $ 0.718
          Fourth Quarter (8/1/98-10/31/98)    $ 0.343    $ 0.969

          Fiscal Year 1999                    Low Bid    High Bid

          First Quarter (11/1/98-1/31/99)     $ 0.500    $ 2.250
          Second Quarter (2/1/99-4/30/99)     $ 2.000    $ 3.281
          Third Quarter (5/1/99-7/31/99)      $ 1.375    $ 3.062
          Fourth Quarter (8/1/99-10/31/99)    $ 1.250    $ 2.562

     The quotations in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

     As of January 27, 2000 there were 679 registered holders of the Company's Common Stock.

Dividends

     The Company has not paid cash dividends to date, and does not expect to pay any cash dividends in the foreseeable future. The Company intends to retain any earnings to finance its future growth.
Recent Sales of Unregistered Securities

    In fiscal year 1999, the Company issued securities without registration under the Securities Act of 1933, as follows:

     On December 8, 1998 Maya LLC acquired beneficial ownership from the Company of 125,000 shares of the Company's Common Stock, and a Warrant to purchase an additional 875,000 shares of its Common Stock in exchange for $100,000 cash. The Warrant is exercisable for $1.00 per share and expires December 8, 2002.

     On December 11, 1998 the Company issued 614,021 shares of its Common Stock to Food Development Corporation, a related party, in exchange for relief of outstanding debt in the amount of $268,327.

     On December 16, 1998 the Company issued 485,790 shares of its Common Stock to an officer of the Company in exchange for relief of an outstanding liability in the amount of $242,895.

     During fiscal year 1999, the Company issued the following shares of its Common Stock without registration under the Securities Act of 1933:

                                     Person to
Issuance Date     No. of Shares     Whom Issued        Purpose of Issuance

Jan. 4, 1999         10,000         Employee 1     Bonus of $6,250 for fiscal
                                                   year 1999

Jan. 4, 1999         10,000         Employee 2     Bonus of $6,250 for fiscal
                                                   year 1999

Jan. 4, 1999         10,000         Employee 3     Bonus of $6,250 for fiscal
                                                   year 1999

Jan. 4, 1999          2,490         Consultant     Discharge account payable
                                                   of $1,494

Jan. 4, 1999          2,474         Various        Bonuses totaling $1,608 for
                                    Employees      fiscal year 1999

Jan. 4, 1999            449         Vendor         Discharge account payable
                                                   of $292

Jan. 25, 1999       100,000         Investor       Cash investment of $50,000

Feb. 1, 1999         20,000         Investor       Cash investment of $15,000

Feb. 24, 1999       100,000         Investor       Cash investment of $135,000

June 4, 1999          2,574         Investor       Cash investment of $4,505

Aug. 17, 1999       139,973         Vendor         Consulting services
                                                   valued at $233,755

Aug. 3,1999          70,922         Investor       Discharge of debt of
                                                   $21,986

     On June 25, 1999 the Company issued 292,276 shares of its Common Stock and on October 6, 1999 the Company issued a Warrant to purchase an additional 1,116,071 shares of its Common Stock to an Investor in exchange for $625,000. The Warrant is exercisable for $3.00 per share and expires on October 6, 2003.

     On September 16, 1999 the Company issued 184,207 shares of its Common Stock to Food Development Corporation, a related party, in exchange for relief of outstanding debt in the amount of $184,207.

     On November 12, 1999 the Company issued 14,394 shares of its Common Stock and 6,250 Warrants based on a price of $0.20 per Warrant to an Investor in exchange for $25,000. The Warrants are exercisable for $3.00 per share and expire on November 12, 2002.

     On November 12, 1999 the Company issued 28,788 shares of its Common Stock and 12,500 Warrants based on a price of $0.20 per Warrant to an Investor in exchange for $50,000. The Warrants are exercisable for $3.00 per share and expire on November 12, 2002.

     In addition, on November 12, 1999 the Company issued 28,788 shares of its Common Stock and 12,500 Warrants based on a price of $0.20 per Warrant to an Investor in exchange for $50,000. The Warrants are exercisable for $3.00 per share and expire on November 12, 2002

     On November 30, 1999 the Company issued 14,394 shares of its Common Stock and 6,250 Warrants based on a price of $0.20 per Warrant to an Investor in exchange for $25,000. The Warrants are exercisable for $3.00 per share and expire on November 30, 2002.

     During fiscal year 1998, the Company issued the following shares of its Common Stock without registration under the Securities Act of 1933:

     On December 11, 1997 Maya LLC acquired beneficial ownership from the Company of 500,000 shares of the Company's Common Stock, and a Warrant to purchase an additional 3,500,000 shares of its Common Stock in exchange for $400,000 cash. The Warrant is exercisable for $1.00 per share and expires December 11, 2001.

     On March 11, 1998 Maya LLC acquired beneficial ownership from the Company of 500,000 shares of the Company's Common Stock, and a Warrant to purchase an additional 3,500,000 shares of its Common Stock in exchange for $100,000 cash and a 90-day promissory note of $295,068. The Warrant is exercisable for $1.00 per share and expires March 11, 2002.

     On June 11, 1998 Maya LLC acquired beneficial ownership from the Company of 500,000 shares of the Company's Common Stock, to be issued on July 11, 1998, and a Warrant to purchase an additional 3,500,000 shares of its Common Stock, which bears an effective date of July 11, 1998, in exchange of $100,000
cash and a 90-day promissory note of $295,069.   The Warrant is exercisable
for $1.00 per share and expires July 11, 2002.

     In addition during the fiscal year 1998, the Company issued the number of shares of its Common Stock indicated in the table below without registration under the Securities Act of 1933:

                                     Person to
Issuance Date     No. of Shares     Whom Issued       Purpose of Issuance

Nov. 19, 1997         4,000         Investor       Cash investment of $2,200

June 3, 1998         17,000         Investor       Discharge debt of $7,500

Sept. 24, 1998       43,000         Vendor         Satisfy Account Payable of
                                                   $33,583

     During fiscal year 1997, the Company issued shares of its Common Stock without registration under the Securities Act of 1933 as follows.

     On April 1, 1997, the Company issued a stock certificate evidencing 50,000 shares sold for $40,000 cash to an individual investor at $0.80 per share.

      On July 3, 1997, August 26, 1997 and September 12, 1997, the Company sold 300,000 shares, 350,000 shares and 1,350,000 shares, respectively, for cash to an individual investor at an average price of $0.38 per share, with total gross proceeds of $760,000.

      On September 15, 1997, the Company issued 5,000 shares at $.50 per share to a vendor in satisfaction of an outstanding account payable.

      During fiscal year 1997, the Company also issued shares to various consultants for services performed for the Company, as shown in the following table:

     Date of                            No. of         Co. Debt       Price
Stock Certificate     Identifier     Shares Issued     Forgiven     Per Share

     5/15/97          Consultant 1      200,000        $130,000       $0.65
     7/1/97           Consultant 2        5,400           2,700        0.50
     7/8/97           Consultant 3       10,000           5,000        0.50
     7/14/97          Consultant 2        5,400           2,700        0.50
     8/11/97          Consultant 2        5,400           2,700        0.50
     8/11/97          Consultant 4       10,000           5,000        0.50
     8/11/97          Consultant 5       10,000           5,000        0.50
     8/26/97          Consultant 2        3,600           1,800        0.50
     9/12/97          Consultant 2        5,400           2,700        0.50
     10/28/97         Consultant 6      200,088          62,027        0.31

     In addition during 1997, the Company issued shares of its Common Stock to certain employees in lieu of cash, as shown in the following table:

     Date of                            No. of         Co. Debt       Price
Stock Certificate     Identifier     Shares Issued     Forgiven     Per Share

     6/18/97          Employee 1         34,000        $17,000.00     $0.50
     6/18/97          Employee 2          5,000          2,500.00      0.50
     6/18/97          Employee 3          8,700          4,350.00      0.50
     6/18/97          Employee 4          5,833          2,916.50      0.50
     6/18/97          Employee 5            500            300.00      0.50
     8/11/97          Employee 1         11,667          5,833.50      0.50
     8/11/97          Employee 3          8,700          4,350.00      0.50
     8/11/97          Employee 4          5,833          2,916.50      0.50
     8/11/97          Employee 2          5,000          2,500.00      0.50
     8/11/97          Employee 1         22,366         11,183.00      0.50

     In all instances except the 22,366 shares issued to an employee, the debt forgiven was a debt for salary or wages. In the case of the 22,366 shares, the debt represented reimbursement for relocation expenses.

     Also in fiscal year 1997, the Company issued shares of its Common Stock without registration under the Securities Act of 1933 to certain parties for the purposes shown in the following table:

     Date of            No. of
Stock Certificate    Shares Issued    Purpose of Issuance   Financial Terms

      12/9/96          450,139        Loan repayment        Debt of $1,884,004
                                                            canceled ($4.185
                                                            per share)

      4/9/97           109,939        Loan repayment        Debt of $450,000
                                                            canceled ($4.09
                                                            per share)

      6/3/97            10,000        Loan repayment        Debt of $10,000
                                                            canceled ($0.30
                                                            per share)

      6/18/97            3,000        Loan repayment        Debt of $1,000
                                                            canceled ($0.30
                                                            per share)

      7/21/97          147,200        Reimbursement for     Debt of $73,600
                                      expenses advanced     canceled ($0.50
                                                            per share)

      7/24/97          100,000        Settlement of claim   Settlement amount
                                      for abandonment of    of $63,500 ($0.635
                                      leased premises       per share)

      7/24/97            3,000        Loan repayment        Debt of $1,000
                                                            canceled ($0.30
                                                            per share)

      7/29/97          326,425        Reimbursement for     Debt of
                                      expenses advanced     $163,212.33
                                                            canceled ($0.50
                                                            per share)

      8/11/97           56,070        Debt settlement       Settlement amount
                                                            of $28,035 ($0.50
                                                            per share)

      9/25/97          100,000        Settlement of         Settlement amount
                                      claims of Phonon      of $28,035 ($0.625
                                      Technologies          per share)

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This portion of the Form 10-KSB contains "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated revenues, future marketing plans for the MST-1000, and similar statements concerning anticipated future events and expectations that are not historical facts. The forward-looking statements in this portion of the Form 10-KSB are subject to numerous risks and uncertainties, including the effects of economic conditions; the availability of capital; the dependence on key customers; competitive conditions; and the various risks associated with developing and marketing a new process/technology which could cause actual results to differ materially from those expressed in or implied by the statements herein. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof.

Overview

     The worldwide energy industry rebounded during the last half of 1999. As a result of oil prices staying in the $20 range, interest has remained high for the MST System because it provides a low cost method to increase refinery production and free up storage tank capacity. Major energy companies have consolidated operations and continue to emphasize cost cutting measures.

     This trend has had a positive effect for IPRC since the Company has proven the performance of its technology on the waste streams of numerous refineries and continues to demonstrate its capabilities to recover considerably more oil at lower costs than other technologies.

     Throughout 1999, IPRC continued to expand the Company's marketing of the Microwave Separation Technology to major refineries and petroleum producers. In fiscal year 1999, the MST-1000 was demonstrated at four domestic refineries. The Company was encouraged by the new production and dependability levels established by the MST during those field trials. The performance results supported the Company's premise that the MST System can promote increased refining production at reduced costs on many different types of emulsions found in various regions of the country. In addition, the MST has proven its efficiency by operating 24 hours a day, 7 days a week with very small maintenance costs. During the field trials the MST also demonstrated that it could be placed with ease into a test site with minimal modifications to that site. This resulted in significant savings of time and costs to customers who implemented the System.

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

     Now that the Company has the protection of these patents, Management hopes to accelerate the joint development, commercialization, marketing and licensing of its microwave technology throughout the worldwide petroleum industry. The Company's immediate goal is to place as many machines as possible in U.S. refineries. In addition, the Company plans to be more aggressive in its marketing efforts to overseas refineries.

     Throughout 1999, IPRC made positive improvements to both the Emulsion Testing Facility and its website, www.iprc.com as described below:

     The Emulsion Testing Facility now has the capability to quickly process numerous oil and emulsion samples from refineries located all over the world. IPRC lab technicians have developed a bench scale model of the MST System to analyze the samples from prospective customers. Test results are then discussed with each customer and an appropriate course of action is determined for the various applications. In addition to the test results being used as a planning tool to determine potential customers' needs, the Company now has the ability to archive these test results in a comprehensive database. This database allows the Company to project the performance of the MST on the different types of emulsions found in various oil regions and specific fields of production.

     During the last quarter of fiscal year 1999, the Company worked diligently on the redesign of its website. In November 1999 the Company launched its new, updated www.iprc.com. The more sophisticated format of the website represents an innovative, powerful marketing tool to respond to potential customer requests for information about the Company's products. The new site offers a more scientific, informative format, a customer friendly navigation system within the site, and a better method for capturing a database of site visitors. Through a special arrangement with the web host, the Company can directly update the site. This ability will allow the Company to keep the site current on a weekly basis, thus creating a more interactive and timely marketing tool. The new website is linked to over 300 related search engines resulting in more extensive exposure. In addition, an exclusive agreement has been signed with Business Wire, the global leader in news distribution. Under the terms of this agreement, Business Wire will provide a link to its website's, "Today's News on the Net" and "Real Time Traders". The former provides news stories on current events; the later provides real time quotes on the Company's stock.

     In May 1999 the Company executed a three-year lease of an MST-1000 with the Torrance, California facility of Mobil Oil Corporation. Prior to signing the lease, extended testing demonstrated that Mobil could gain an important financial advantage by using the MST. The fully automated, commercial unit was manufactured in Houston, Texas and delivered to the Torrance site in September 1999. In addition to processing waste streams, Mobil is exploring other uses for the MST that include API sludge, tank cleaning, and other types of emulsions from the refinery.

     The single most important event during 1999 occurred when Imperial Petroleum Recovery Corporation signed a worldwide marketing agreement with Mobil Technology Company (MTC)---the technology arm of the giant Mobil Oil Corporation. According to Mobil's website, it is one of the major producers, refiners and marketers of petroleum, and has revenues of nearly $54 billion, assets of almost $43 billion, and capital employed of over $26 billion. Its business interests extend into approximately 140 countries. The MTC division is the major technology center of Mobil Oil and its mission is to create value for Mobil's businesses and business partners. MTC provides research, development, engineering, technical services and management of capital projects. MTC's role is to utilize its expertise and extensive experience to publicize and market IPRC's Microwave Separation Technology (MST) globally to the oil industry. Since signing the agreement in October 1999, the marketing team has advanced the position of the MST by helping it to gain acceptance within the petroleum industry.

     The agreement is, by nature, very detailed and covers aspects of marketing, revenue sharing, and ownership of intellectual property. The most important feature, however, is the establishment of the future relationship between MTC and IPRC and the many prospects this opportunity offers IPRC and its shareholders. Management within both companies is strategically developing and implementing detailed plans for this joint effort. In the future, more information on this arrangement will be made available on IPRC's website.

     During this period of consolidations, mergers, and financial restructuring within the petroleum industry, refiners and processors are looking for methods of reducing costs and increasing efficiencies.
Management feels that the various agreements and contracts signed during fiscal 1999 as well as the many tests, demonstrations and negotiations presently underway will place the Company in a position to increase revenues and move toward profitability. In the past, the Company cautiously advanced its technology to insure that the technology was in place and proven. At this juncture, Management feels it is time to move forward at a faster, more aggressive pace and intends to capitalize on established business relationships and involve entities in Europe, the Middle East and Africa. To facilitate its expansion, IPRC plans to use various business arrangements that include joint ventures, regional franchises and direct leases. The Company acknowledges that it must implement more aggressive manufacturing plans to accommodate this expansion. Management feels it has identified sufficient funds to manufacture the necessary MST Systems and has devised arrangements to introduce new, related products that will have a positive impact on the Company's revenues in the future.

FISCAL YEAR ENDED OCTOBER 31, 1999 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1998

Revenue

     During fiscal year 1999, the Company recognized $109,748 in revenue compared to $26,289 in prior fiscal year. The current year revenue is primarily comprised of lease revenue earned from the Mobil lease at Torrance
California.   In addition, the Company recognized income from fees charged to reimburse set-up costs incurred by the Company to demonstrate the MST-1000 at various locations.

Cost of Goods Sold and Gross Profit

     During fiscal year 1999, the Company identified $111,923 in costs that were specifically identified to contracts completed during the year. Of the $111,923 recorded, the Company took a charge of $5,031 for depreciation of leased equipment. The remaining $106,892 represents costs incurred to transport and set-up the MST Demonstration Unit at prospective customers' locations. The Company underestimated its demonstration costs, which resulted in a negative gross profit for fiscal year 1999. With this in mind, the Company has revised its fee schedule for future demonstrations.

General and Administrative & Research and Development Expenses

     General and administrative expenses for fiscal year 1999 totaled $1,118,523 compared to $972,532 for fiscal year 1998 an increase of 15%. Research and development expenses totaled $74,964 for the fiscal year 1999 compared to $499,655 for fiscal year 1998 a decrease of 85%. These changes are a result of a shift in the Company's focus from a research and development company to a marketing and manufacturing entity.

     In the prior fiscal year, research and development activities on the MST System began to draw to a close. During 1999, the Company made only minor design modifications to the MST before it began to manufacture equipment to be leased. As a result, salaries attributed to research and development totaled approximately $61,000, a decrease of 81% from approximately $318,200 in 1998. In addition, as a result of the ability to manufacture a marketable machine, costs of approximately $420,000 associated with the MST equipment were capitalized rather than expensed as research and development costs.

     The change in general and administrative cost during 1999 was caused by several factors. First, administrative salaries totaled approximately $272,000 an increase of 432% from approximately $51,100 in the prior year. This was a result of the Company's emphasis in marketing a viable machine. In addition to the increased salaries, the Company recorded a one time charge of approximately $233,000 in consulting fees as a result of a vendor executing a cashless exercise of a warrant that was issued in a prior year. During 1999, legal and professional fees decreased approximately $116,000, the result of the Company settling an on-going lawsuit on August 17, 1999, and resolving various patent issues.

Extraordinary Item

     During fiscal year 1999, extraordinary items decreased to $1,253 from $123,778 in fiscal year 1998. In the past fiscal years, the Company recorded extraordinary items as a result of vendors and note holders forgiving amounts owed. The decrease during 1999 is a result of the Company becoming current on its payables and notes.

Liquidity and Capital Resources

     IPRC's operations have been capital intensive. The Company has funded operations principally from the private placement of equity securities, primarily common stock, and warrants exercisable for common stock. On October 31, 1999, IPRC's aggregate current liabilities were approximately $458,330 compared to $886,841 in the prior year. At fiscal year end, the Company had reduced its negative working capital to $433,050, compared to $830,278 at October 31, 1998.

     Management feels that it has identified sufficient funds to manufacture the required MST Systems and has devised arrangements to introduce new, related products which it expects will increase revenues. The Company anticipates steady growth in fiscal year 2000 as a result of an aggressive marketing strategy and its continuing business relationships.

Year 2000 Compliance

     The Company has undertaken a program to address the Year 2000 issue with respect to the Company's information, technology and operating systems,
including billing, accounting and financial reporting systems.   Since the
Company is relatively new and small its only computer-related functions are office functions which have been tested and found to be in compliance.

     The Company has developed contingency plans to handle the most likely worst case Year 2000 scenario. The Company currently estimates that it will incur costs no greater than $5,000 to complete its Year 2000 compliance work. Although the Company's efforts are intended to minimize the adverse effects of the Year 2000 issue, the actual effects and the success the Company's efforts described above cannot be known until the Year 2000 or later. Failure by the Company and its major suppliers, other material service providers and major distributors to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to the Company's business) could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 7.   FINANCIAL STATEMENTS

     See attached beginning at F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The current directors and executive officers of the Company are Henry H. Kartchner, 75, C. Brent Kartchner, 53 and Scott Jensen, 28.

     Henry H. Kartchner has served as a director and Chairman of the Board of the Company since December 1995 and as Chief Executive Officer since December 1996. Mr. Kartchner also is Chief Executive Officer of Food Development Corporation, an international agribusiness, which he founded in 1975. Under his leadership, FDC grew to annual revenues of $75 million. In 1970, he founded Desert Magic, Inc., an agribusiness that included 10,000 acres of irrigated land, processing plants and a nationwide marketing system. During the 1960's, Mr. Kartchner was an executive with the H.J. Heinz company and was responsible for the fastest growing food sector of Heinz. Henry H. Kartchner is the father of C. Brent Kartchner.

     C. Brent Kartchner has been President of the Company since January 1998, Vice President of Operations since September 1995, and a director of the Company since September 1995. From 1992 to 1994, Mr. Kartchner was General Manager and co-owner of Pacific Northwest Farming--Oregon Potato Processing Center, a 12,000 acre agribusiness that included production, marketing, and transportation divisions. In addition, that company operated the nation's largest potato dehydrating factories. From 1987 to 1992, Mr. Kartchner was Vice President of Marketing of Sunkyong Limited, one of the largest grain/foodstuff importers into South Korea. Mr. Kartchner received a Bachelor of Science degree in agronomy and business management from Brigham Young University in 1971. C. Brent Kartchner is the son of Henry H. Kartchner.

     Scott Jensen, 28, was elected Secretary and Treasurer of the Company in January 1998. He had served as Controller of the Company since December 1996, and had worked for the Company since 1995. Mr. Jensen has been involved in many aspects of the Company's business, including manufacturing, accounting, finance, and operations. He aided in the manufacture of the Company's first MST unit. Mr. Jensen received a bachelor's degree in business management from Brigham Young University, Hawaii, in 1995. Mr. Jensen is the son-in-law of C. Brent Kartcher.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's executive officers and directors and any persons who own beneficially more than 10% of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") as well as to furnish the Company with a copy of each such report. Additionally, SEC regulations require the Company to identify in its proxy statement and Annual Report on Form 10-KSB those individuals for whom one or more of these reports required under Section 16 was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To management's knowledge, all executive officers, directors and 10% stockholders met the requirements of Section 16(a) during the 1999 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information concerning the compensation paid or accrued by IPRC to or on behalf of the Company's Chief Executive Officer and other executive officers for services provided in the fiscal years indicated.

                                                           Long Term Compensation
                            Annual Compensation         Awards               Payouts
    (a)             (b)     (c)      (d)      (e)       (f)        (g)        (h)        (i)
                                             Other     Rest-     Secur-
  Name                                       Annual    ricted    ities                 All other
  and                                        Compen-   Stock     Underlying  LTIP      Compensa-
Principal                 Salary    Bonus    sation    Award(s)  Options/    Payouts   tion
Position            Year    ($)      ($)       ($)       ($)      SARs(#)      ($)        ($)
--------            ----  -------   -----    -------   --------  ----------  -------   ----------
Henry H. Kartchner  1999        0       0          0          0           0        0            0
Chairman & CEO      1998        0       0          0          0           0        0            0
                    1997        0       0          0          0           0        0            0
                    1996   12,000       0          0          0           0        0            0

C. Brent Kartchner  1999  120,000   6,250          0          0           0        0            0
President           1998  120,000       0          0          0           0        0            0
                    1997  120,000       0          0          0           0        0            0
                    1996   17,500       0          0          0           0        0            0

Compensation of Directors

     Directors receive no compensation or fees for their services rendered in such capacity.

Employment Contracts

     There were no written employment contracts for any IPRC executive officers in the fiscal year ended October 31, 1999. No employment contracts have been signed subsequent to year end.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

     As of January 27, 2000 the persons (including any "group") named in the table below were believed by the management of the Company to be beneficial owners of more than five percent of the Common Stock of the Company under SEC Rule 13d-3. Under that Rule, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, management believes that each person named in the table below has sole power to vote, or dispose or direct the disposition of, all shares beneficially owned, subject to applicable community property laws.

Five-Percent Owners and Management Holdings (1)


                          Name and                Amount and
        Title            Address of               Nature of
         Of              Beneficial               Beneficial       Percent of
        Class              Owner                  Ownership (2)     Class (5)
       -------    -----------------------         -------------    ----------

       Common     C. Brent Kartchner                1,068,041         7.1%
       Stock      57 Quail Run Rd.
                  Henderson, NV 89014

       Common     Henry H. Kartchner                2,714,659        16.9%
       Stock      3216 S. Everett Place
                  Kennewick, WA 99336

       Common     Rex H. Lewis                     15,000,000        56.9%
       Stock      2325-A Renaissance Dr.
                  Las Vegas, NV 89119

       Common     All Executive Officers            3,782,700        24.0% (4)
       Stock      & Directors as a Group (3)

_________________

(1) Company's Common Stock without management's having sufficient evidence to conclude that such an ownership position currently exists.

(2) All shares are held directly except that (i) Mr. Henry H. Kartchner's beneficial holdings include 1,087,646 shares held directly by Food Development Corporation, which he controls, and (ii) Mr. Lewis' beneficial holdings are held by Maya LLC, an entity he controls, and includes warrants to acquire 11,375,000 shares of the Company's Common Stock for $1.00 per share until December 8, 2002.

(3)  Includes two individuals, Mr. Henry H. Kartchner and Mr. C. Brent
Kartchner.

(4) May not equal the sum of individual holdings percentages because, under SEC rules, different denominators may be used to calculate certain individual percentages.

(5) The percentage ownership for the warrants held by the indicated individuals is based on an adjusted total of issued and outstanding shares giving effect only to the exercise of each individual's warrants.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 1, 1998, the Company entered into a Management Agreement with Maya LLC for a period of five years. Maya LLC is controlled by Rex H. Lewis, who is named as a major shareholder of the Company under Item 11. Under the Management Agreement, Maya LLC agreed to give consultation and advice on selection and retention of management employees, planning and development, budgeting, accounting, and general business in exchange for a management fee
equal to five percent of the gross revenue of the Company.    At fiscal year
ended October 31, 1999 four years remain on this Agreement.

     During fiscal year 1999, the Company engaged in transactions with Food Development Corporation ("FDC"), an entity controlled by Henry H. Kartchner, the Company's Chairman of the Board. During fiscal year 1999, FDC advanced the Company a total of $184,207. Of this amount, $84,207 was used to settle outstanding accounts payable, and $100,000 was advanced to fund operations. Throughout the year, the Company issued 184,207 shares of stock to satisfy this debt. In addition, on December 11, 1998, the Company issued 614,021 shares of Common Stock to FDC in exchange for relief of outstanding debt in the amount of $268,327.

     On December 16, the Company issued 485,790 shares of its Common Stock to Henry H. Kartchner, Chairman of the Board, to satisfy an outstanding debt of $242,895.

     Between November 12, 1999 and January 6, 2000, FDC advanced the Company a total of $60,000 to fund operations. FDC accepted a $60,000 note bearing an interest rate of 12% per annum to be repaid at an unspecified date.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements

     The following are included in this report:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets as of October 31, 1999 and 1998

     Consolidated Statements of Operations for the years ended October 31, 1999 and 1998 and cumulative amounts since inception

     Consolidated Statements of Stockholders' Deficit for the years ended October 31, 1999 and 1998 and cumulative amounts since inception

     Consolidated Statements of Cash Flows for the years ended October 31, 1999 and 1998 and cumulative amounts since inception

     Notes to Consolidated Financial Statements

Exhibits

     The exhibits to this report are identified in the Exhibit Index, which appears immediately after the signature page and is incorporated in this Item 13 by this reference.

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended October 31, 1999.

              IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY

                           INDEX TO FINANCIAL STATEMENTS

                                                                      Page

Report of Independent Certified Public Accountants                    F-2

Financial Statements

   Consolidated Balance Sheets as of October 31, 1999 and 1998        F-3

   Consolidated Statements of Operations for the Years Ended
   October 31, 1999 and 1998 and cumulative amounts since
   inception                                                          F-4

   Consolidated Statements of Stockholders' Deficit for the
   Years Ended October 31, 1999 and 1998 and cumulative amounts
   since inception                                                    F-5

   Consolidated Statements of Cash Flows for the Years Ended
   October 31, 1999 and 1998 and cumulative amounts since
   inception                                                          F-8

   Notes to Consolidated Financial Statements                         F-11

                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Imperial Petroleum Recovery Corporation


We have audited the accompanying consolidated balance sheets of Imperial Petroleum Recovery Corporation and Subsidiary (a development stage company; the "Company") as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Petroleum Recovery Corporation and Subsidiary (a development stage company) as of October 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended and cumulative amounts since inception, in conformity with generally accepted accounting principles.

The Company is in the development stage as of October 31, 1999. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development plan and its transition, ultimately, to attaining profitable operations, is dependent upon obtaining adequate financing to fulfil its development activities and achieving a level of sales adequate to support the Company's cost structure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred consolidated cumulative net losses of $10,006,565 since inception of operations and as of October 31, 1999, the Company's current liabilities exceeded its current assets by $433,050 and its total liabilities exceeded its total assets by $86,189. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Grant Thornton LLP


Salt Lake City, Utah
December 10, 1999

             IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                          (a development stage company)

                          CONSOLIDATED BALANCE SHEETS
                                  October 31,

                                    ASSETS
                                                      1999         1998
                                                   ----------   ----------

CURRENT ASSETS
  Cash and cash equivalents                        $   17,774   $   49,342
  Inventory, net of reserve                                 -            -
  Prepaid expenses                                      7,506        7,221
                                                   ----------   ----------
     Total current assets                              25,280       56,563

PROPERTY AND EQUIPMENT, net (Notes C and E)           527,099      144,712

OTHER ASSETS                                           41,262       15,413
                                                   ----------   ----------
                                                   $  593,641   $  216,688
                                                   ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Trade accounts payable                           $  270,745   $  175,471
  Payables to related parties (Note I)                  5,829      252,605
  Accrued liabilities                                 115,959       94,990
  Deferred revenue                                     15,764            -
  Current maturities of long-term obligations
   (Note D)                                            50,033      363,775
                                                   ----------   ----------
     Total current liabilities                        458,330      886,841

LONG-TERM OBLIGATIONS, less current maturities
  (Note D)                                            221,500      221,500

COMMITMENTS AND CONTINGENCIES (Notes E and L)               -            -

STOCKHOLDERS' DEFICIT (Notes F, H and I)
  Common stock, par value $0.001; authorized
   100,000,000 shares; reserved 12,491,071; issued
   and outstanding 15,901,597 in 1999 and
   13,731,421 in 1998, respectively                    15,902       13,732
  Additional paid-in capital                        9,910,983    7,855,470
  Common stock subscriptions receivable                (6,509)      (6,509)
  Deficit accumulated during the development
   stage                                          (10,006,565)  (8,754,346)
                                                  -----------   ----------
     Total stockholders' deficit                      (86,189)    (891,653)
                                                  -----------   ----------
                                                  $   593,641   $  216,688
                                                  ===========   ==========

The accompanying notes are an integral part of these statements.

             IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                          (a development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Cumulative
                                      Amounts
                                       Since        Year ended October 31,
                                     Inception        1999           1998
                                    ------------   -----------   -----------

Revenues (Notes E and M)            $    136,037   $   109,748   $    26,289

Cost of goods sold                       111,923       111,923             -
                                    ------------   -----------   -----------
     Gross profit (loss)                  24,114        (2,175)       26,289

Operating expenses
  General and administrative
   expenses                            6,407,946     1,118,523       972,532
  Research and development
   expenses - prototype                3,371,341        74,964       499,655
  Acquired research and development
   expenses - prototype (Note G)         349,500             -             -
  Loss on abandonment of leased
   facility                              161,918             -             -
                                    ------------   -----------   -----------
                                      10,290,705     1,193,487     1,472,187
                                    ------------   -----------   -----------
Loss from operations                 (10,266,591)   (1,195,662)   (1,445,898)

Other expense including interest,
  net                                    (72,091)      (57,810)       (3,208)
                                    ------------   -----------   -----------
     Loss before extraordinary
      item                           (10,338,682)   (1,253,472)   (1,449,106)

Extraordinary item - gain on
  extinguishment of debt (Note K)        332,117         1,253       123,778
                                    ------------   -----------   -----------
     NET LOSS                       $(10,006,565)  $(1,252,219)  $(1,325,328)
                                    ============   ===========   ===========

Net loss per common share -
 basic and diluted (Note J)
   Loss before extraordinary item   $      (0.94)  $     (0.08)  $     (0.10)
   Extraordinary item                       0.03             -          0.01
                                    ------------   -----------   -----------
     Net loss                       $      (0.91)  $     (0.08)  $     (0.09)
                                    ============   ===========   ===========


The accompanying notes are an integral part of these statements.

              IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                          (a development stage company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                    Years ended October 31, 1999, 1998, 1997,
            1996 and 1995 and period from inception to October 31, 1995

                                                                                                         Deficit
                                                                                                       accumulated
                                            Price      Common stock                      Additional    during the
                                             Per    ------------------   Subscriptions     paid-in     development
                              Date          Share     Shares    Amount    receivable       capital       stage
                      -------------------   -----   ---------   ------   -------------   ----------   ------------
Balances as of
 November 1, 1994     Sept - Oct 1995       $   -   7,729,702   $7,730   $(7,730)        $        -   $         -

Issuance of common
 stock for cash       Sept - Oct 1995        1.94      89,812       90         -            174,310             -
                      Sept - Oct 1995        3.85      62,858       62         -            242,038             -

Net loss                                        -           -        -         -                  -      (700,240)
                                            -----  ----------   ------   -------         ----------   -----------

Balances as of
 October 31, 1995                               -   7,882,372    7,882   (7,730)            416,348      (700,240)

Issuance of common
 stock for cash       Nov 1995 - Apr 1996    1.94     158,734      159        -             308,067             -
                      Nov 1995 - Apr 1996    2.41      13,794       14        -              33,351             -
                      Nov 1995 - Apr 1996    3.17      21,626       22        -              68,478             -
                      Nov 1995 - Apr 1996    3.88      60,044       60        -             233,120             -
                      Nov 1995 - Apr 1996    4.86      11,890       12        -              57,822             -
                      Nov 1995 - Apr 1996    5.07       7,366        7        -              37,393             -
                      July 1996              3.00      83,333       83        -             249,917             -
                      Sept 1996              4.34      11,513       12        -              49,989             -

Issuance of common
 stock to vendors
 for services
 rendered             Aug 1996               5.94      25,750       26        -             152,974             -

Issuance of common
 stock to employees
 for services
 rendered             Oct 1996               4.84      38,658       38        -             187,167             -

Net loss                                                    -        -        -                   -    (4,104,506)
                                            -----  ----------   ------   -------         ----------   -----------
Balances as of
 October 31, 1996                                   8,315,080    8,315    (7,730)         1,794,626    (4,804,746)

Issuance of common
 stock for cash       Apr 1997               0.80      50,000       50         -             39,950             -
                      July 1997              0.40     300,000      300         -            119,700             -
                      Aug 1997               0.34     350,000      350         -            119,650             -
                      Sept 1997              0.40   1,000,000    1,000         -            399,000             -
                      Sept 1997              0.34     350,000      350         -            119,650             -
Contribution of
 capital by
 stockholders                                   -           -        -       821            678,738             -

Issuance of common
 stock to affiliated
 entities in satis-
 faction of loans and
 accounts payable     Dec 1996               3.19     766,659      767         -          2,448,544             -
                      Apr 1997               2.26     100,000      100         -            225,962             -
                      July 1997              0.50     473,625      474         -            236,338             -

                                                      (Continued)





                                                                                                         Deficit
                                                                                                       accumulated
                                            Price      Common stock                      Additional    during the
                                             Per    ------------------   Subscriptions     paid-in     development
                              Date          Share     Shares    Amount    receivable       capital       stage
                      -------------------   -----   ---------   ------   -------------   ----------   ------------
Issuance of common
 stock to employees
 in satisfaction of
 loans payable        June 1997              0.30      33,000        33        -             10,967             -
                      July 1997              0.30       3,000         3        -                997             -
                      Aug 1997               0.50      22,366        22        -             11,161             -

Issuance of common
 stock to vendor in
 satisfaction of
 accounts payable     Aug 1997               0.50      58,070        58        -             28,978             -
                      Sept 1997              0.50       5,000         5        -              4,995             -

Issuance of common
 stock in satisfac-
 tion of lease
 obligation           July 1997              0.59     100,000       100        -             59,200             -

Issuance of common
 stock in satisfac-
 tion of acquisition
 liability            Sept 1997              0.63     100,000       100        -             62,400             -

Issuance of common
 stock to vendors
 for services
 rendered             Apr 1997               0.65     200,000       200        -            129,800             -
                      July 1997              0.50      20,800        21        -             10,379             -
                      Aug 1997               0.50      29,000        29        -             14,471             -
                      Sept 1997              0.50       5,400         5        -              2,695             -
                      Oct 1997               0.31     200,088       200        -             61,827             -

Issuance of common
 stock to employees
 for services
 rendered             June 1997              0.50      54,133        55        -             27,018             -
                      Aug 1997               0.50      31,200        31        -             15,568             -

Net loss                                                    -         -        -                  -    (2,624,272)
                                                   ----------   ------   -------         ----------   -----------
Balances as of
 October 31, 1997                                  12,567,421    12,568   (6,909)         6,622,614    (7,429,018)

Issuance of common
 stock for cash       Nov 1997               0.55       4,000         4        -              2,196             -
                      Dec 1997               0.68     500,000       500        -            339,500             -
                      Mar 1998               0.66     500,000       500        -            324,568             -
                      June 1998              0.66     500,000       500        -            324,569             -

Issuance of warrants
 for cash             Dec 1997               0.12           -         -        -             60,000             -
                      Mar 1998               0.14           -         -        -             70,000             -
                      June 1998              0.14           -         -        -             70,000             -

Issuance of common
 stock to vendor
 in satisfaction of
 accounts payable     Sept 1998              0.78      43,000        43        -             33,540             -

Issuance of common
 stock to employees
 for services
 rendered             June 1998              0.50      17,000        17        -              8,483             -


                                                      (Continued)




                                                                                                         Deficit
                                                                                                       accumulated
                                            Price      Common stock                      Additional    during the
                                             Per    ------------------   Subscriptions     paid-in     development
                              Date          Share     Shares    Amount    receivable       capital       stage
                      -------------------   -----   ---------   ------   -------------   ----------   ------------
Cancellation of
 stock subscrip-
 tions                Oct 1998               0.78    (400,000)    (400)      400                  -             -

Net loss                                                    -        -         -                  -    (1,325,328)
                                                   ----------   ------   -------         ----------   -----------

Balances as of
 October 31, 1998                                  13,731,421   13,732    (6,509)         7,855,470    (8,754,346)

Issuance of common
 stock for cash
 (Note F)             Dec 1998               0.58     125,000      125         -             72,375             -
                      Jan 1999               0.59     100,000      100         -             58,910             -
                      Feb 1999               0.75      20,000       20         -             14,980             -
                      Feb 1999               1.40     100,000      100         -            139,900             -
                      June 1999              1.75       2,574        3         -              4,502             -
                      June 1999              1.89     292,276      292         -            551,640             -

Issuance of warrants
 for cash (Note G)    Dec 1998               0.22           -        -         -             27,500             -
                      June 1999              0.25           -        -         -             73,068             -

Issuance of common
 stock to related
 parties in satis-
 faction of obliga-
 tions (Notes F and
 I)                   Dec 1998               0.44     614,021     614          -            267,713             -
                      Dec 1998               0.50     485,790     486          -            242,409             -
                      Sept 1999              1.00     184,207     184          -            184,023             -

Issuance of common
 stock in satisfac-
 tion of debt (Note
 F)                   Aug 1999               0.98      70,922      71          -             69,731             -

Issuance of common
 stock to employees
 for services ren-
 dered (Note F)       Jan 1999               0.65       2,474       2          -              1,606             -
                      Jan 1999               0.63      30,000      30          -             18,720             -

Issuance of common
 stock for services
 rendered (Note F)    Jan 1999               0.65         449       1          -                291             -
                      Jan 1999               0.60       2,490       2          -              1,492             -
                      Aug 1999               1.44     139,973     140          -            233,615             -

Contribution of
 capital by related
 party (Notes F and
 I)                   Various                   -           -       -          -             26,023             -

Note payable to a
 principal shareholder
 contributed as capital
 (Notes F and I)      Sept 1999                 -           -       -          -             67,015             -

Net loss                                                    -       -          -                  -    (1,252,219)
                                                   ----------  -------   -------         ----------  ------------
Balances as of
 October 31, 1999                                  15,901,597  $15,902   $(6,509)        $9,910,983  $(10,006,565)
                                                   ==========  =======   =======         ==========  ============

The accompanying notes are an integral part of these statements.

              IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                            (a development stage company)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Cumulative
                                     amounts
                                      since          Year ended October 31,
                                     inception        1999           1998
                                   ------------   ------------   -----------
Increase (decrease) in cash and
 cash equivalents

  Cash flows from operating
   activities
    Net loss                       $(10,006,565)   $(1,252,219)  $(1,325,328)
    Adjustments to reconcile
     net loss to net cash used
     in operating activities -
      Contributed capital for
       services rendered and
        liabilities paid                 26,023         26,023             -
      Gain on extinguishment of
       debt                            (332,117)        (1,253)     (123,778)
      Depreciation and amortization      95,834         44,621        20,133
      Noncash charge associated with
       acquisition                      349,500              -             -
      Accrued loss on abandonment
       of leased facility               161,918              -             -
      Charges associated with stock
       issuances to employees,
       vendors and related parties      775,107        317,725        42,083
      Noncash expenses incurred by
       affiliate                        661,677              -             -
      Loss on disposal of property
       and equipment                     13,177              -             -
      Changes in assets and
       liabilities -
        Other assets                    (48,768)       (26,134)       19,664
        Payables                      1,161,003         93,072       206,234
        Accrued liabilities             244,301        148,336        14,841
        Deferred revenue                 15,764         15,764             -
        Accrued lease obligations        (2,618)             -             -
                                   ------------   ------------   -----------
          Total adjustments           3,120,801        618,154       179,177
                                   ============   ============   ===========

          Net cash used in
           operating activities      (6,885,764)      (634,065)   (1,146,151)
                                   ------------   ------------   -----------

Cash flows from investing
 activities
  Cash paid for acquisition             (94,000)             -             -
  Purchases of property and
   equipment                           (636,112)      (427,008)      (27,231)
                                   ------------   ------------   -----------
          Net cash used in
           investing activities        (730,112)      (427,008)      (27,231)
                                   ------------   ------------   -----------

                                 (Continued)

                                    Cumulative
                                     amounts
                                      since          Year ended October 31,
                                     inception        1999           1998
                                   ------------   ------------   -----------
Cash flows from financing
 activities
  Proceeds from issuance
   of common stock and warrants       5,603,000        929,505     1,192,337
  Proceeds from issuance of
   long-term obligations              2,621,569        100,000         5,000
  Principal payments on long-
   term obligations                    (590,919)             -        (5,111)
                                   ------------   ------------   -----------

          Net cash provided by
           financing activities       7,633,650      1,029,505     1,192,226
                                   ============   ============   ===========
          Net increase (decrease)
           in cash and cash
           equivalents                   17,774        (31,568)       18,844

Cash and cash equivalents at
 beginning of period                          -         49,342        30,498
                                   ------------   ------------   -----------
Cash and cash equivalents at
 end of period                     $     17,774   $     17,774   $    49,342
                                   ============   ============   ===========

Supplemental disclosure of
 cash flow information
   Cash paid during the period
    for Interest                   $    104,139   $     39,287   $    39,287


Noncash investing and financing activities

The following noncash activities occurred in 1999 and 1998:

1999

     As a result of the issuance of stock in satisfaction of certain obligations described in Notes F and I, accounts payable was decreased by $241,214, accrued liabilities were decreased by $126,114 and notes payable was decreased by $415,422.

     Extraordinary gains were realized on the forgiveness of obligations to vendors in the amount of approximately $1,253.

1998

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

              IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                          (a development stage company)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Organization and business activity

Imperial Petroleum Recovery Corporation and Subsidiary (a development stage company incorporated in Nevada) (the "Company") has been in the development stage since commencement of operations in fiscal year 1995 and is committed to developing and marketing a proprietary oil sludge remediation process and equipment (MST units) that uses high energy microwaves to separate water, oil and solids. Company operations take place in Texas. The Company's corporate offices are in Nevada.

2.   Principles of consolidation and financial statement presentation

During 1999, the Company created a wholly-owned subsidiary, Petrowave Corporation, into which it transferred certain assets.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and balances have been eliminated in the consolidation.

3.   Use of estimates

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

4.   Cash and cash equivalents

The Company considers all highly liquid investments, with original maturity dates of three months or less when purchased, to be cash equivalents.

   5.   Inventories

Inventory consists of components to be manufactured into the Company's products. Inventory is valued at lower of cost or market. Cost is determined using the first-in, first-out method. Management has recorded a reserve of $260,000 against the value of inventory on hand. The recoverability of inventory is dependent upon the Company entering into agreements to lease the completed units.

6.   Other assets

Included in other assets are long-term deposits and patents. The cost of patents is capitalized and amortized to operations over their estimated useful lives or statutory lives whichever is shorter. Amortization is computed on the straight-line method.

7.   Property and equipment

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives. The straight-line method of depreciation is followed for furniture and fixtures, machinery and equipment, and automobiles for financial reporting purposes. Rental equipment is depreciated over ten years using a straight-line method.

8.   Research and development expenses

Costs incurred in connection with developing a prototype and a demonstration model of a crude oil sludge, recovery system have been expensed as incurred.

9.   Advertising costs

Advertising costs are expensed in the period incurred.

10.   Revenue recognition

Revenue on contracts from crude oil sludge recovery services is accounted for principally by the percentage-of-completion method whereby revenue is recognized based on the estimated stage of completion of individual contracts. Revenues on contracts from leased equipment is recognized according to contract terms.

11.   Fair value of financial instruments

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

13.   Warrants

In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation", expense is recognized in connection with the grant of warrants when issued using the fair-market-value method. Pro forma adjusted net income calculated by applying the fair value requirement for warrants issued for recognition of expense is not included because there is no significant impact in application of the standard.

14.   Loss per common share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the disclosure of Basic and Diluted Earnings per Share (EPS). Basic EPS is calculated using income available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted-average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include stock warrants granted or sold and convertible debt. Shares having an antidilutive effect on periods presented are not included in the computation of dilutive EPS (Note J).

15.   Segment reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Since the Company is still considered a development stage company, no segments have been identified by management.

16.   Certain reclassifications

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is a development stage company, has generated limited revenue through October 31, 1999, and has sustained substantial losses from operations since inception. In addition, as of October 31, 1999, its current liabilities exceeded its current assets by $433,050 and it has a stockholders' deficit of $86,189. Also, the Company has used cash in, rather than provided cash from, its operations.

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

The Company has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

* As of October 31, 1999, the Company had leased certain equipment expiring through 2002.

* During fiscal year 1999, the Company entered into a 24-month Worldwide Marketing Agreement with an oil company to provide the Company with marketing and sales assistance. The two companies have agreed to share certain of the revenue related to this agreement.

* Also during December 1999, the Company reached agreements with certain related party creditors to settle debt in exchange for common stock (Note
   I).

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment and estimated useful lives consist of the following:

                                       Years       1999       1998
                                       -----     --------   --------

Furniture and fixtures                  5-7      $ 25,649   $ 43,644
Machinery and equipment                 10         77,227     54,174
Rental equipment, net of
 accumulated depreciation of $5,031     10        420,471          -
Automobiles                             7          97,715     96,236
                                                 --------   --------
                                                  621,062    194,054
Less accumulated depreciation                     (93,963)   (49,342)
                                                 --------   --------
                                                 $527,099   $144,712
                                                 ========   ========

NOTE D - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

                                                   1999       1998
                                                 --------   --------
10% note payable to a corporation, due
September 2003, interest paid in full at
date incurred, principal due in full at
maturity, not collateralized.                    $121,500   $121,500

10% note payable to a limited partnership,
due June 2001, interest due semi-annually,
principal due in full at maturity, not
collateralized.                                   100,000    100,000

10% note payable to a related party and
stockholder, due in full in 1999, con-
vertible at anytime into shares of the
Company's common stock at $0.31 per share,
not collateralized.                                50,033     60,000

10% note payable to a corporation con-
trolled by a stockholder and director of
the Company, interest and principal due
in November 1998, convertible at anytime
into 541,783 shares of the Company's common
stock at $0.44 per share, not collateralized,
satisfied in full in 1999.                              -    303,775
                                                 --------   --------
                                                  271,533    585,275

Less current maturities                            50,033    363,775
                                                 --------   --------
                                                 $221,500   $221,500
                                                 ========   ========

Scheduled maturities of long-term obligations as of October 31, 1999 are as follows:

Year ending October 31,
-----------------------

       2000                                      $ 50,033
       2001                                       100,000
       2002                                             -
       2003                                       121,500
    Thereafter                                          -
                                                 --------
                                                 $271,533
                                                 ========

NOTE E - COMMITMENTS AND CONTINGENCIES

1.   Lessee leasing

The Company leases office space, a production and lab facility, office equipment and automobiles under operating leases which expire through the year 2004. Under these operating lease agreements the Company is liable to carry property insurance and assume the responsibility for maintaining the property. The Company's future rental commitments under these operating leases are as follows:

Year ending October 31,
-----------------------

       2000                                      $ 46,908
       2001                                         4,506
       2002                                         4,506
       2003                                         4,506
       2004                                         1,502
    Thereafter                                          -
                                                 --------
                                                 $ 61,928
                                                 ========

Total rent expense for the years ended October 31, 1999 and 1998, was approximately $93,000 and $84,900, respectively and cumulative since inception of approximately $688,000.

2.   Lessor leasing

As of October 31, 1999, the Company had leased certain equipment expiring through 2002. Future minimum rental receipts are as follows:

Year ending October 31,
-----------------------

       2000                                     $325,000
       2001                                      325,000
       2002                                      297,917
    Thereafter                                         -
                                                --------
                                                $947,917
                                                ========

Total rental income for the year ended October 31, 1999 was approximately
$59,000.

3.   Worldwide Marketing Agreement

During 1999, the Company entered into a 24-month Worldwide Marketing Agreement (the Agreement) with an oil company to provide the Company with marketing and sales assistance. For such assistance, the Company has agreed to share certain of the revenues related to this Agreement with the oil company. After the 24-month period, the oil company can, at its option, extend the Agreement for an additional eight years.

NOTE F - STOCKHOLDERS' DEFICIT

1.   Common stock

During fiscal 1999 and 1998, the Company issued 2,939 and 43,000 shares of common stock, respectively, to an attorney, consultants, and vendors for services on behalf of the Company. Expenses associated with these issuances were $1,786 and $33,583, respectively, and represent the fair value of the shares issued.

Also during fiscal 1999 and 1998, the Company issued 32,474 and 17,000 shares, respectively, of common stock to certain employees of the Company for services received. Compensation expense recorded as a result of these stock issuances during fiscal 1999 and 1998 was $20,358 and $8,500, respectively.

During fiscal 1999, 200,000 warrants issued to a consultant were exercised under a cashless exercise option of the warrant agreement. As a result, 139,973 shares of common stock were issued. Consulting expense associated with these issues totaled $233,755.

During fiscal 1999, the convertible option on a $60,000 note payable was exercised on a portion of the outstanding debt. Under an agreed upon conversion rate of $0.31 per share, 70,922 shares were issued. As a result, long-term obligations decreased by $9,967 and accrued liabilities decreased by $12,019. Interest expense associated with these issues was $47,816.

During fiscal 1999, the convertible option on a $303,775 note payable was exercised on a portion of the outstanding debt to a related party (Note I). Under an agreed upon conversion rate of $0.44 per share, 798,228 shares were issued. As a result, long-term obligations were decreased by $420,966 and accrued liabilities were decreased by $31,568.

In December 1998, the Company settled payables to related parties by issuing 485,790 shares of common stock valued at the trading price of the shares (Note
I).  As a result, payables to related parties was decreased by $242,895.

2.   Stock subscription receivable

During fiscal 1998, the Company canceled a stock subscription receivable for 400,000 shares in the amount of $400.

3.   Additional paid-in capital

During 1999, obligations to a related party were relieved (Note I). As a result, additional paid-in capital was increased by $26,023.

During fiscal 1999, obligations to a related party (FDC) totaling $67,015 were relieved (Note I) and have been recorded as additional paid-in capital.

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

NOTE H - WARRANTS

The Company's board of directors has the authority to grant stock warrants to employees and certain non-employees. These warrants are considered nonqualified for income tax purposes. As of October 31, 1999, the Company has granted or sold warrants to purchase 12,491,071 shares of the Company's common stock. The Company has reserved this amount of its authorized shares. The warrants vest immediately upon grant and have a weighted-average remaining contractual life of 2.66 years.

Changes in the Company's warrants are as follows:

                                                Exercise    Weighted-average
                                    Warrants     price       exercise price
                                   ----------   ---------    ----------------
Outstanding at November 1, 1996             -   $       -    $    -
  Granted                             200,000        0.50      0.50

Outstanding at October 31, 1997       200,000        0.50      0.50
  Granted                          10,500,000        1.00      1.00

Outstanding at October 31, 1998    10,700,000   0.50-1.00      0.99
  Granted                           1,991,071   1.00-3.00      2.12
  Exercised                          (200,000)       0.50      0.50

Outstanding at October 31, 1999    12,491,071   1.00-3.00      1.18

Exercisable at October 31, 1999    12,491,071   1.00-3.00      1.18


NOTE I - RELATED PARTY TRANSACTIONS

In addition to matters in Notes D and F the Company had related party transactions relating to the following:

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

The Company's liability to NSA at October 31, 1996 was $138,637. During fiscal 1997, the Company entered into a settlement agreement wherein NSA agreed to contribute approximately $600,000 of amounts due to the capital of the Company as consideration for amounts due from NSA's principal shareholder for common stock issued in 1995. In addition, the remaining balance due was exchanged for 100,000 shares of common stock. The reduction in the amount due to NSA resulting from the settlement of approximately $600,000 has been credited to additional paid-in capital.

2.   Food Development Corporation

During fiscal 1996 and early fiscal 1997, Food Development Corporation (FDC), an entity controlled by a stockholder and officer of the Company, incurred expenses on behalf of the Company amounting to $76,261 and $469,770, respectively. In addition, included in research and development expense in fiscal year 1995 is $275,000 associated with prototype development costs funded by FDC.

In fiscal 1997, the Company issued 473,625 shares of common stock valued at $236,812 to FDC in partial satisfaction of the balance due. In addition, the Company and FDC agreed to reduce the amount due to FDC by approximately $132,000. This reduction has been reflected as an extraordinary gain in the accompanying financial statements. In January 1998, the amount due was recorded as a note payable to FDC which bears interest at 10 percent and is due no earlier than November 2, 1998 (Note D). During 1999, the Company borrowed $100,000 in additional funds and incurred $1,680 of other accounts payable and $82,527 of accrued liabilities to vendors all of which were consolidated with the debt. During September 1999 and December 1998, a portion of the debt was settled with issuances of shares of common stock. During fiscal 1999, the remaining balance and accrued interest totaling $67,016 were forgiven by FDC and has been recorded as additional paid-in capital (Note F).

During fiscal 1999, FDC paid $26,023 to an officer and vendors on behalf of the Company for salary expenses and accounts payable, respectively. These transactions have been recorded as capital contributions to the Company (Note
F).

3.   Affiliates of Stockholder

From March through October 1997, the Company was loaned $1,884,004 from two entities affiliated with a stockholder of the Company. The loans bore no interest. In fiscal 1997, the Company issued 766,659 shares of common stock, to repay the loans in full. The Company received approximately $450,000 from the same entities as additional loans in early 1998.

4.   Payables to Officers and Employees

During 1998, the Company agreed to pay an officer of the Company $217,895 for services rendered in the Company's behalf. The Company also agreed to pay $25,000 for furniture received from the officer. In December 1998, the Company issued 485,790 shares of common stock in full satisfaction of these obligations (Note F).

5.   Management Agreement

During November 1998, the Company entered into a five year management agreement with a company, controlled by a major stockholder. The agreement calls for general business and financial consultation and certain management services to be provided to the Company by the related party in exchange for an annual management fee equal to five percent of the Company's gross revenues. During 1999, the Company paid approximately $5,500 in management fees.

NOTE J - LOSS PER COMMON SHARE

                                       Cumulative
                                        amounts
                                         since      Year ended December 31,
                                       inception       1999         1998
                                      -----------   ----------   ----------
Common shares outstanding during
 the entire period                             -    13,731,421   12,567,421
Weighted average common shares
 issued during the period             10,960,808     1,403,760      877,253
                                      ==========    ==========   ==========
Weighted average number of common
 shares used in basic EPS             10,960,808    15,135,181   13,444,674
Dilutive effect of stock options
 and warrants                                  -             -            -
                                      ----------    ----------   ----------
Weighted average number of common
 shares and dilutive potential
 common stock used in diluted EPS     10,960,808    15,135,181   13,444,674
                                      ==========    ==========   ==========

The average shares relating to warrants granted and potentially convertible debt instruments were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for all periods (Notes D and H).

NOTE K - INCOME TAXES

The (provision for) benefit from income taxes for the years ended October 31, 1999 and 1998, consisted of the following:

                                               1999          1998
                                           -----------    -----------
     Current
      Federal                              $         -    $         -
      State                                          -              -
     Deferred                                        -              -
                                           -----------    -----------
          Total                            $         -    $         -
                                           ===========    ===========

The reported (provision for) benefit from income taxes is different than the amount computed by applying the statutory Federal income tax rate of 34 percent to the loss before income taxes is as follows:

                                               1999          1998
                                           -----------    -----------

     Benefit at statutory rates            $  (425,754)   $  (450,612)
     Increase in valuation allowance           418,165        451,064
     State income tax benefit                        -           (786)
     Nondeductible items - other
      adjustments                                7,589            334
                                           -----------    -----------
          Total                            $         -    $         -
                                           ===========    ===========

In accordance with SFAS No. 109, the deferred tax assets and liabilities as of October 31, 1999 and 1998, are comprised of the estimated future tax benefit (provision) due to different financial reporting and income tax basis related to:

                                               1999          1998
                                           -----------    -----------

     Deferred tax assets
      Net operating loss carryforward      $ 3,388,998    $ 2,910,492
      Asset reserves and accrued
       liabilities                                   -         14,135
      Start-up expenditures                     45,608         69,495
      Depreciation                             (42,111)       (19,792)
                                           -----------    -----------
          Total deferred tax assets          3,392,495      2,974,330

     Valuation allowance                    (3,392,495)    (2,974,330)
                                           -----------    -----------
          Net deferred tax asset           $         -    $         -
                                           ===========    ===========

The Company has sustained net operating losses in each of the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for any of the periods presented. The increase in the valuation allowance was $418,165 and $451,064, for the years ended October 31, 1999 and 1998, respectively.

As of October 31, 1999, the Company had net operating loss carryforwards for tax reporting purposes of approximately $9,965,754 expiring in various years through 2018.

NOTE L - EMPLOYEE BENEFIT PLANS

In 1997, the Company adopted a Savings Incentive Match Plan (Simple IRA) under
Section 408(p) of the Internal Revenue Code. All employees are eligible for participation in the plan. The Company contributes a matching contribution equal to the employee's salary reduction contributions up to three percent of the employee's compensation. All contributions made under this plan are fully vested and nonforfeitable.

NOTE M - CONCENTRATION

In 1999, revenue totaling $109,748 is the result of the Company leasing its crude oil sludge recovery equipment under four separate contracts. Each contract generated revenue of 10 percent or more of total revenues.

NOTE N - SUBSEQUENT EVENTS

Sale of Common Stock and Warrants

During November 1999, the Company issued 86,364 shares of restricted common stock at $1.65 per share and 37,500 warrants at $0.20 per warrant, exercisable for 36 months at $3.00 per warrant in exchange for $150,000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2000.

                                    IMPERIAL PETROLEUM RECOVERY CORPORATION


                                    By:/s/ Henry H. Kartchner
Date: February 11, 2000                Henry H. Kartchner
                                       Chairman and Chief Executive Officer
                                       (Duly Authorized Officer and Principal
                                       Executive Officer)


                                    By:/s/ C. Brent Kartchner
Date: February 11, 2000                C. Brent Kartchner
                                       President and Director
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)

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

  27*          Financial data schedule (filed herewith electronically)