Form 10QSB
period 2000-01-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2000-03-14
CIK 1020448

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the Quarterly Period Ended January 31, 2000


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

                               YES [ X ]     NO [   ]

There were 16,094,478 shares of the Registrant's $.001 par value common stock outstanding as of January 31, 2000.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                   PAGE

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of January 31,
         2000 and October 31, 1999                                  3-4

         Consolidated Statements of Operations for the
         Three Months Ended January 31, 2000 and
         January 31, 1999                                           5

         Consolidated Statements of Cash Flows for the
         Three Months Ended January 31, 2000 and 1999               6-7

         Notes to Consolidated Financial Statements                 8-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       12-14


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          14

Item 2.  Changes in Securities and Use of Proceeds                  14

Item 3.  Defaults Upon Senior Securities                            15

Item 4.  Submission of Matters to a Vote of Security Holders        15

Item 5.  Other Information                                          15

Item 6.  Exhibits and Reports on Form 8-K                           15

         Signatures                                                 15

         Financial Data Schedule                                    16

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


            IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                         (a development stage company)

                          CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                               January 31,   October 31,
                                                  2000          1999
                                               -----------   -----------
                                               (Unaudited)    (Audited)

CURRENT ASSETS
   Cash and cash equivalents                   $    35,036    $    17,774
   Accounts Receivable                               2,100              -
   Inventory, net of reserve                             -              -
   Prepaid expenses                                 10,708          7,506
                                               -----------    -----------
     Total current assets                           47,844         25,280

PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation of $118,152
    at January 31, 2000, and $93,963 at
    October 31, 1999, respectively                 579,406        527,099

OTHER ASSETS                                        40,716         41,262
                                               -----------    -----------

                                               $   667,966    $   593,641
                                               ===========    ===========





















                                   (CONTINUED)

            IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                         (a development stage company)

                          CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Trade accounts payable                      $   262,923    $   270,745
   Payables to related parties                           -          5,829
   Accrued liabilities                              77,716        115,959
   Deferred revenue                                 25,893         15,764
   Note Payable Related Party                       60,000              -
   Current maturities of long-term
     obligations                                    50,033         50,033
                                               -----------    -----------
     Total current liabilities                     476,565        458,330

LONG-TERM OBLIGATIONS, less current
  maturities                                       221,500        221,500

COMMITMENTS AND CONTINGENCIES                            -              -

STOCKHOLDERS' DEFICIT
   Common stock, par value $0.001;
    authorized 100,000,000 shares; reserved
    12,528,571; issued and outstanding
    15,987,961 at January 31, 2000 and
    15,901,597 at October 31, 1999,
    respectively                                    15,988         15,902
   Additional paid-in capital                   10,060,897      9,910,983
   Common stock subscriptions receivable            (6,509)        (6,509)
   Deficit accumulated during the development
    stage                                      (10,100,475)   (10,006,565)
                                               -----------    -----------

     Total stockholders' deficit                   (30,099)       (86,189)
                                               -----------    -----------
                                               $   667,966    $   593,641
                                               ===========    ===========












The accompanying notes are an integral part of these statements.

              IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended January 31, 2000 and 1999
                                 (Unaudited)

                                                   2000          1999
                                               -----------    -----------

Revenues                                       $    94,177    $    22,512
Cost of goods sold                                  15,870         48,263
                                               -----------    -----------
     Gross profit (loss)                            78,307        (25,751)

Operating expenses

General and administrative expenses                106,392        119,590

Research and development expenses prototype         58,853         62,261
                                               -----------    -----------

                                                   165,245        181,851
                                               -----------    -----------
     Loss from operations                          (86,938)      (207,602)

Other expense including interest, net               (6,972)        (9,193)
                                               -----------    -----------
     NET LOSS                                  $   (93,910)   $  (216,795)
                                               ===========    ===========

Loss per common share-basic and diluted        $     (0.01)   $     (0.02)
                                               ===========    ===========























The accompanying notes are an integral part of these statements.

            IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                          (a development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended January 31, 2000 and 1999

                                                   2000           1999
                                               -----------    -----------

Increase (decrease) in cash and cash
  equivalents

Cash flows from operating activities
  Net loss                                     $   (93,910)   $  (216,795)
  Adjustments to reconcile net loss to
   net cash used in operating activities
     Depreciation and amortization                  24,735          6,012
     Changes in assets and liabilities
       Accounts receivable                          (2,100)             -
       Prepaid expenses                             (3,202)         7,221
       Other assets                                      -         (3,091)
       Payables                                    (13,651)        47,274
       Accrued liabilities                         (38,243)        18,335
       Deferred revenue                             10,129              -
       Accrued lease obligations                         -              -
                                               -----------    -----------
          Total adjustments                        (22,332)        75,751
                                               -----------    -----------

          Net cash used in operating
           activities                             (116,242)      (141,044)
                                               -----------    -----------

Cash flows from investing activities
  Cash paid for acquisition                              -              -
  Purchases of property and equipment             (76,496)              -
                                               -----------    -----------

          Net cash used in investing
           activities                             (76,496)              -
                                               -----------    -----------













                                   (CONTINUED)

            IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                        (a development stage company)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Continued)

                                                   2000           1999
                                               -----------    -----------

Cash flows from financing activities
   Proceeds from issuance of common stock
    and warrants                                   150,000        150,000
   Proceeds from loans from affiliated
    entity                                          60,000              -
                                               -----------    -----------

    Net cash provided by financing
     activities                                    210,000        150,000
                                               -----------    -----------

    Net increase (decrease) in cash and
     cash equivalents                               17,262          8,956

Cash and cash equivalents at beginning of
  period                                            17,774         49,342
                                               -----------    -----------

Cash and cash equivalents at end of period     $    35,036    $    58,298
                                               ===========    ===========

Supplemental disclosure of cash flow
  information

Cash paid during the period for Interest       $     5,000    $     5,000
                                               ===========    ===========





















The accompanying notes are an integral part of these statements.

            IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the three month period ended January 31, 2000 are not necessarily indicative of the results for the fiscal year ending October 31, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

2.   ORGANIZATION AND BUSINESS ACTIVITY

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

3.   PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

     During 1999, the Company created a wholly-owned subsidiary, Petrowave Corporation, into which it transferred certain assets.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and balances have been eliminated in the consolidation.

4.   USE OF ESTIMATES

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

5.   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments, with original maturity dates of three months or less when purchased, to be cash equivalents.

                  IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                         (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INVENTORIES

     Inventory consists of components to be manufactured into the Company's products. Inventory is valued at lower of cost or market. Cost is determined using the first-in, first-out method. Management has recorded a reserve of $260,000 against the value of inventory on hand. The recoverability of inventory is dependent upon the Company entering into agreements to lease the completed units.

7.   OTHER ASSETS

     Included in other assets are long-term deposits and patents. The cost of patents is capitalized and amortized to operations over their estimated useful lives or statutory lives whichever is shorter. Amortization is computed on the straight-line method.

8.   PROPERTY AND EQUIPMENT

     Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives. The straight-line method of depreciation is followed for furniture and fixtures, machinery and equipment, and automobiles for financial reporting purposes. Rental equipment is depreciated over ten years using a straight-line method.

9.   RESEARCH AND DEVELOPMENT EXPENSES

     Costs incurred in connection with developing a prototype and a demonstration model of a crude oil sludge, recovery system have been expensed as incurred.

10.  ADVERTISING COSTS

     Advertising costs are expensed in the period incurred.

11.  REVENUE RECOGNITION

     Revenue on contracts from crude oil sludge recovery services is accounted for principally by the percentage-of-completion method whereby revenue is recognized based on the estimated stage of completion of individual contracts. Revenues on contracts from leased equipment is recognized according to contract terms.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

13.  INCOME TAXES

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

14.  WARRANTS

     In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," expense is recognized in connection with the grant of warrants when issued using the fair-market-value method. Pro forma adjusted net income calculated by applying the fair value requirement for warrants issued for recognition of expense is not included because there is no significant impact in application of the standard.

15.  LOSS PER COMMON SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the disclosure of Basic and Diluted Earnings per Share (EPS). Basic EPS is calculated using income available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted-average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include stock warrants granted or sold and convertible debt. Shares having an antidilutive effect on periods presented are not included in the computation of dilutive EPS.

16.  SEGMENT REPORTING

     Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information," requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Since the Company is still considered a development stage company, no segments have been identified by management.

17.  CERTAIN RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

           IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                      (a development stage company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is a development stage company, has generated limited revenue through January 2000, and has sustained substantial losses from operations since inception. In addition, as of January 31, 2000, its current liabilities exceeded its current assets by $428,721 and it has a stockholders' deficit of $30,099. Also, the Company has used cash in, rather than provided cash from, its operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This portion of the Form 10-QSB contains "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated revenues, future marketing plans for the MST-1000, and similar statements concerning anticipated future events and expectations that are not historical facts. The forward-looking statements in this portion of the Form 10-QSB are subject to numerous risks and uncertainties, including the effects of economic conditions; the availability of capital; the dependence on key customers; competitive conditions; and the various risks associated with developing and marketing a new process/technology which could cause actual results to differ materially from those expressed in or implied by the statements herein. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Readers should also refer to the Company's Annual Report on Form 10-KSB for the fiscal ended October 31, 1999.

OVERVIEW

     During the fourth quarter of 1999, worldwide oil prices rebounded from a twenty-year low to reach high levels not seen since the 1990 Gulf War Period. This dramatic rise in crude oil prices has prompted expanded interest in Imperial Petroleum Recovery Corporation's (IPRC) Microwave Separation Technology (MST) System. The MST System provides a low cost method to recover oil from refinery waste streams, which results in increased refinery production and storage tank capacity.

    In May 1999, the Company executed a three-year lease of a MST-1000 with the Torrance California facility of Mobil Oil Corporation. The first commercially available MST Unit was delivered to the Torrance facility in September 1999. Currently, this unit is operating 24 hours a day and is successfully processing some of the most difficult crude streams received by that facility.

     In October 1999, the Company signed a worldwide marketing agreement with Mobil Technology Company (MTC). As part of the agreement, MTC agreed to utilize its expertise and extensive experience to market the MST System to the global oil industry. Since signing the agreement, Management within both companies has been busy developing and implementing detailed plans for the joint effort.

     During March 2000, the American Institute of Chemical Engineers (AIChE) held its Spring National Meeting in Atlanta Georgia. A representative from ExxonMobil Research and Engineering was one of the discussion group speakers at this meeting. The ExxonMobil representative presented a paper entitled, "The MST Microwave Separation Technology for Breaking Crude Oil Emulsions:
Overview and Case Study" which specifically discussed ExxonMobil's experience with the MST-1000 Unit. This presentation was a significant marketing event because meeting attendees included international representatives who were specifically looking for solutions to desalter problems within the refinery environment.

     As part of the on-going, aggressive marketing effort, IPRC and ExxonMobil have identified over 20 sites with an immediate need or interest in the MST System. As discussions expand to a broader customer base, IPRC has determined that the MST System has the potential to economically treat a wide range of crude oil emulsions in the upstream, downstream and chemical sectors. Management believes these discussions will result in several new contracts.

     When a potential customer requests a demonstration of the MST System, IPRC has the capability to transport a demonstration unit to the customer's place of operations. Currently, the Company has one demonstration unit in the field. This existing unit is scheduled to return to Houston to be updated with the latest technological advancements. The unit will, then, be deployed to the various sites in the United States that have been identified by ExxonMobil. Upon completion of those scheduled demonstrations, the unit will be routed to several sites in Canada for further demonstrations.

     The Company is scheduled to relocate its offices to a new facility sometime in April or May 2000. The new facility will permit the Company to collocate the administrative, laboratory and manufacturing functions under one roof. The Company feels this relocation will result in lower costs, better operational controls and greater efficiency.

     During the first quarter 2000, the Company continued to improve its testing facilities to meet the increased customer demand for sample testing. In addition, the Company has expanded staff to deal with the increase in activity. IPRC's Chairman, Henry Kartchner, recently moved his family to the Houston area in order to lend strength and support to the staff and the Company's daily operations. Management feels that the positive results of fiscal 1999 will continue throughout fiscal 2000 as the MST System gains acceptance within the petroleum industry.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED JANUARY 31, 2000 COMPARED TO FIRST QUARTER ENDED JANUARY 31, 1999

REVENUE

     During the three month period ended January 31, 2000, the Company recognized $94,177 in revenue compared to $22,512 in 1999. The first quarter 2000 revenue is comprised of lease revenue earned from the Mobil lease at
Torrance California.   During the first quarter 1999, the Company recognized
income of $22,512 from fees charged to reimburse set-up costs incurred by the Company to demonstrate the MST-1000 at various locations.

COST OF GOODS SOLD AND GROSS PROFIT

     During the three month period ended January 31, 2000, the Company identified $15,870 in costs that were specifically identified to contract revenue. The costs were comprised of incidental charges to set-up the MST-1000 at the Torrance Mobil facility and depreciation of the leased equipment. For the three month period ended January 31, 1999, the Company incurred costs of $48,263 to transport and set-up the MST Demonstration Unit at prospective customers' locations. The Company underestimated its demonstration costs, which resulted in a negative gross profit for the first quarter 1999. With this in mind, the Company revised the demonstration fee schedule subsequent to the first quarter 1999.

GENERAL AND ADMINISTRATIVE & RESEARCH AND DEVELOPMENT EXPENSES

     General and administrative expenses for the three month period ended January 31, 2000 totaled $106,392 compared to $119,590 for same period in 1999. The decrease in general and administrative costs was primarily due to a decline in travel and lodging expense and a decrease in legal fees. Research and development expenses, which totaled $58,853 for the first quarter 2000, remained relatively constant when compared to a total of $62,261 for the three month period ended January 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     IPRC's operations have been capital intensive. The Company has funded operations principally from the private placement of equity securities, primarily common stock, and warrants exercisable for common stock. As of January 31, 2000, IPRC's aggregate current liabilities were approximately $476,565 compared to $458,330 at October 31, 1999. At first quarter ended January 31, 2000, the Company had negative working capital of $428,721 compared to negative working capital of $433,050 at October 31, 1999.

     Management feels that it has identified sufficient funds to manufacture the required MST Systems and has devised arrangements to introduce new, related products, which it expects will increase revenues. The Company anticipates steady growth in fiscal year 2000 as a result of an aggressive marketing strategy and its continuing business relationships.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 12, 1999, the Company issued 14,394 shares of Common Stock plus 6,250 warrants at $0.20 per warrant to an investor for $25,000 in cash. The warrants bear a strike price of $3.00 and expire on November 12, 2002.

     On November 12, 1999, the Company issued 28,788 shares of Common Stock plus 12,500 warrants at $0.20 per warrant to an investor for $50,000 in cash. The warrants bear a strike price of $3.00 and expire on November 12, 2002.

     On November 12, 1999, the Company issued 28,788 shares of Common Stock plus 12,500 warrants at $0.20 per warrant to an investor for $50,000 in cash. The warrants bear a strike price of $3.00 and expire on November 12, 2002.

     On November 30, 1999, the Company issued 14,394 shares of Common Stock plus 6,250 warrants at $0.20 per warrant to an investor for $25,000 in cash. The warrants bear a strike price of $3.00 and expire on November 30, 2002.

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

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

     Exhibit
     Number      Description                 Location

      27         Financial Data Schedule     Filed herewith electronically


     (b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the period covered by this report.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2000.

                                   IMPERIAL PETROLEUM RECOVERY CORPORATION



                                   By:/s/ Henry H. Kartchner
Date: March 15, 2000                  Henry H. Kartchner
                                      Chairman and Chief Executive Officer
                                      (Duly Authorized Officer and Principal
                                      Executive Officer)


                                   By:/s/ C. Brent Kartchner
Date: March 15, 2000                  C. Brent Kartchner
                                      President and Director
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)