Form 10QSB
period 2000-04-30
IMPERIAL PETROLEUM RECOVERY CORP
filed 2000-06-14
CIK 1020448

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the Quarterly Period Ended April 30, 2000


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

                               YES [ X ]     NO [   ]

There were 16,444,463 shares of the Registrant's $0.001 par value common stock outstanding as of June 12, 2000.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                   PAGE

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of April 30, 2000
         and October 31, 1999 . . . . . . . . . . . . . . . . . .  3-4

         Consolidated Statements of Operations for the
         Three and Six Months Ended April 30, 2000 and 1999 . . .   5

         Consolidated Statements of Cash Flows for the
         Six Months Ended April 30, 2000 and 1999 . . . . . . . .  6-7

         Notes to Consolidated Financial Statements . . . . . . .  8-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . 12-15

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  16

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . 16-17

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . .  17

Item 4.  Submission of Matters to a Vote of Security Holders. . .  17

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . .  17

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                      PART I.  FINANCIAL INFORMATION

ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS

                                                April 30,       October 31,
                                                  2000             1999
                                               -----------      -----------
                                               (Unaudited)       (Audited)
ASSETS

CURRENT ASSETS
 Cash and Cash Equivalents                     $   229,134      $    17,774
 Accounts Receivable                                29,322                -
 Inventory - net of reserve of $260,000 at
  April 30, 2000 and October 31, 1999               56,017                -
 Prepaid Expenses                                   34,053            7,506
                                               -----------      -----------
     Total Current Assets                          348,526           25,280

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of $146,243 at
  April 30, 2000 and $93,963 at October 31,
  1999, respectively                               699,726          527,099

OTHER ASSETS, net of accumulated amortization
 of $2,792 at April 30, 2000 and $1,540 at
 October 31, 1999, respectively                     66,177           41,262
                                               -----------      -----------
                                               $ 1,114,429      $   593,641
                                               ===========      ===========











                                  (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS (Continued)


                                                April 30,       October 31,
                                                  2000             1999
                                               -----------      -----------
                                               (Unaudited)       (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Trade Accounts Payable                       $    135,337      $   270,745
 Payables to Related Parties                             -            5,829
 Accrued Liabilities                                89,744          115,959
 Deferred Revenue                                   54,464           15,764
 Note Payable Related Party                         60,000                -
 Current Maturities of Long-Term Obligations        50,033           50,033
                                              ------------      -----------
     Total Current Liabilities                     389,578          458,330

LONG-TERM OBLIGATIONS - less current
 maturities                                        221,500          221,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Common Stock, par value $0.001; authorized
  100,000,000 shares; reserved 12,709,946
  shares; issued and outstanding 16,415,675
  at April 30, 2000 and 15,901,597 at
  October 31, 1999, respectively                   16,416            15,902
 Additional Paid-in Capital                    10,838,969         9,910,983
 Common Stock Subscriptions receivable             (6,509)           (6,509)
 Deficit Accumulated During the Development
  Stage                                       (10,345,525)      (10,006,565)
                                              -----------       -----------
     Total Stockholders' Equity (Deficit)         503,351           (86,189)
                                              -----------       -----------

                                              $ 1,114,429       $   593,641
                                              ============      ===========









The accompanying notes are an integral part of these financial statements.

           IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
                         (a development stage company)

              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                        Cumulative
                         Amounts           For the three              For the six
                          Since        months ended April 30,         months ended
                        Inception        2000         1999         2000         1999
                       ------------    ---------    ---------    ---------    ---------

Revenues               $    282,892    $  52,678    $  14,000    $ 146,855    $  36,512
Cost of goods sold          221,120       67,548       33,817      109,197       80,954
                       ------------    ---------    ---------    ---------    ---------
  Gross profit (loss)        61,772      (14,870)     (19,817)      37,658      (44,442)

Operating expenses
 General and adminis-
  trative                 6,792,122      234,974      185,588      384,176      350,075
 Research and develop-
  ment-prototype          3,371,341            -       22,518            -       41,153
 Acquired research and
  development-prototype     349,500            -            -            -            -
 Loss on abandonment of
  leased facility           161,918            -            -            -            -
                       ------------    ---------    ---------    ---------    ---------
                         10,674,881      234,974      208,106      384,176      391,228
                       ------------    ---------    ---------    ---------    ---------
   Loss from
    operations          (10,613,109)    (249,844)    (227,923)    (346,518)    (435,670)

Other expense includ-
 ing interest-net           (90,667)     (11,603)      (2,439)     (18,576)     (10,153)
                       ------------    ---------    ---------    ---------    ---------

Loss before extra-
 ordinary item          (10,703,776)    (261,447)    (230,362)    (365,094)    (445,823)

Extraordinary item-
 gain on extinguish-
 ment of debt               358,251       26,134        2,067       26,134        2,067
                       ------------    ---------    ---------    ---------    ---------
   Net loss            $(10,345,525)   $(235,313)   $(228,295)   $(338,960)   $(443,756)
                       ============    =========    =========    =========    =========

Net loss per common
 share-basic and
 diluted
  Loss before extra-
   ordinary item       $       (.96)   $    (.02)   $    (.02)   $    (.02)   $    (.03)
  Extraordinary item            .03            -            -            -            -
                       ------------    ---------    ---------    ---------    ---------
   Net loss            $       (.93)   $    (.02)   $    (.02)   $    (.02)   $    (.03)
                       ============    =========    =========    =========    =========


The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                         Cumulative
                                          amounts        Six months ended
                                           since             April 30
                                         inception       2000       1999
                                       ------------   ---------   ---------
Increase (decrease) in cash and cash
 equivalents
  Cash flows from operating activities
   Net loss                            $(10,345,525)  $(338,960)  $(443,756)
   Adjustments to reconcile net loss
    to net cash used in operating
    activities
   Contributed capital for services
    rendered and liabilities paid            56,023      30,000           -
   Gain on extinguishment of debt          (358,251)    (26,134)     (2,067)
   Depreciation and amortization            149,367      53,533      12,538
   Non-cash charge associated with
    acquisition                             349,500           -           -
   Accrued loss on abandonment of
    leased facility                         161,918           -           -
   Charges associated with stock
    issuances to employees, vendors,
    related parties                         775,107           -           -
   Non-cash expenses incurred by
    affiliate                               661,677           -           -
   Loss on disposal of property
    and equipment                            13,177           -           -
   Changes in assets and liabilities
    Accounts receivable                     (29,322)    (29,322)    (14,000)
    Inventory                               (56,017)    (56,017)          -
    Prepaid expenses                         (3,547)     (3,547)      7,221
    Other assets                            (74,935)    (26,167)     (5,591)
    Trade accounts payable                1,051,729    (109,274)     73,942
    Payable to related parties               (5,829)     (5,829)          -
    Accrued liabilities                     218,086     (26,215)     18,272
    Accrued lease obligations                (2,618)          -           -
    Deferred revenue                         54,464      38,700           -
                                       ------------   ---------   ---------
      Total adjustments                   2,960,529    (160,272)     90,315
      Net cash used in operating
       activities                        (7,384,996)   (499,232)   (353,441)
                                       ------------   ---------   ---------
Cash flows from investing activities
  Cash paid for acquisition                 (94,000)          -           -
  Purchases of property and equipment      (861,020)   (224,908)     (1,636)
                                       ------------   ---------   ---------
      Net cash used in investing
       activities                          (955,020)   (224,908)    (1,636)
                                       ------------   ---------   ---------

                                 (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued (Unaudited)

                                         Cumulative
                                          amounts        Six months ended
                                           since             April 30
                                         inception       2000       1999
                                       ------------   ---------   ---------

Cash flows from financing activities
 Proceeds from issuance of common
  stock and warrants                      6,478,500     875,500     300,000
 Proceeds from issuance of long-term
  obligations                             2,681,569      60,000      50,000
 Principal payments on long-term
  obligations                              (590,919)          -      (1,907)
                                       ------------   ---------   ---------
     Net cash provided by financing
      activities                          8,569,150     935,500     348,093
                                       ------------   ---------   ---------
     Net increase (decrease) in cash
      and cash equivalents                  229,134     211,360      (6,984)

Cash and cash equivalents at beginning
 of period                                        -      17,774      49,342
                                       ------------   ---------   ---------

Cash and cash equivalents at end of
 period                                $    229,134   $ 229,134   $  42,358
                                       ============   =========   =========

Supplemental disclosure of cash
 flow information:
   Cash paid during the period
    for interest                       $      5,000   $   5,000
                                       ============   =========

Noncash investing and financing activities:

In February 2000, an extraordinary gain was recognized on the forgiveness of an obligation to a vendor in the amount of $26,134.

On March 2, 2000, the Company issued 10,000 shares of Common Stock valued at $23,000 to a vendor as a deposit for future services to be rendered.











The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Basis of Presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.
The results of operations for the six month period ended April 30, 2000 are not necessarily indicative of the results for the fiscal year ending October 31, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

2.  Organization and business activity

Imperial Petroleum Recovery Corporation and Subsidiary (a development stage company incorporated in Nevada) ("the Company") has been in the development stage since commencement of operations in fiscal year 1995 and is committed to developing and marketing a proprietary oil sludge remediation process and equipment (MST units) that uses high energy microwaves to separate water, oil and solids. Company operations take place in Texas. The Company's corporate offices are in Nevada.

3.  Principles of consolidation and financial statement presentation

During 1999, the Company created a wholly-owned subsidiary, Petrowave Corporation, into which it transferred certain assets.

The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiary. Significant intercompany transactions and balances have been eliminated in the consolidation.

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

5.  Cash and cash equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased to be cash equivalents.

6.  Inventories

Inventory is valued at lower of cost or market. Cost is determined using the first-in, first-out method.

Inventory consists of the following:

                                  April 30, 2000     October 31, 1999
                                  --------------     ----------------

     Raw materials                   $260,000            $260,000
     Work in process                   56,017                   -
                                     --------            --------
                                      316,017             260,000

     Less reserve for net
     realizable value                (260,000)           (260,000)
                                     --------            --------
     Total                           $ 56,017            $      -
                                     ========            ========

The recoverability of inventory is dependent upon the Company entering into agreements to lease the completed MST units.

7.  Other assets

Included in other assets are long-term deposits and patents. The cost of patents is capitalized and amortized to operations over their estimated useful lives or statutory lives whichever is shorter. Amortization is computed on the straight-line method.

8.  Property and equipment

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives. The straight-line method of depreciation is followed for furniture and fixtures, machinery and equipment, and automobiles for financial reporting purposes. Rental equipment is depreciated over ten years using the straight-line method.

9.  Research and development expenses

Costs incurred in connection with developing a prototype and a demonstration model of a crude oil sludge recovery system have been expensed as incurred.

10.  Advertising costs

Advertising costs are expensed in the period incurred.

11.  Revenue recognition

Revenue on contracts from crude oil sludge recovery services is accounted for principally by the percentage-of-completion method whereby revenue is recognized based on the estimated stage of completion of individual contracts. Revenue on contracts from leased equipment is recognized according to contract terms.

12.  Fair value of financial instruments

Cash and cash equivalents, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Notes payable to third parties and related parties as reflected in the financial statements approximate their fair value.

13.  Income taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based of the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect during the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

14.  Warrants

In accordance with Statement of Financial Accounting Standards No. 123 (SFAS
123) "Accounting for Stock-Based Compensation", expense is recognized in connection with the grant of warrants when issued using the fair-market-value method. Pro forma adjusted net income calculated by applying the fair value requirement for warrants issued for recognition of expense is not included because there is no significant impact in application of the standard.

15.  Loss per common share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the disclosure of Basic and Diluted Earning per Share (EPS). Basic EPS is calculated using income available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted-average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include stock warrants granted or sold and convertible debt. Shares having an antidilutive effect on periods presented are not included in the computation of dilutive EPS.

16.  Segment reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosure about Segments of an Enterprise and Related Information", requires that a public business enterprise report a measure of segment profit and loss, certain specific revenue and expense items, and segment assets. Since the Company is still considered a development stage company, no segments have been identified by management.

17.  Certain reclassifications

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information, which contemplates continuation of the Company as a going concern. However, the Company is a development stage company, has generated limited revenue through April 30 2000 and has sustained substantial losses from operations since inception. In addition, as of April 30 2000, its current liabilities exceeded its current assets by $41,052. In addition, the Company has used cash in, rather than provided cash from, it operations.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

     * As of April 30, 2000, the Company had leased certain equipment expiring through 2002.

     * During fiscal year 1999, the Company entered into a 24-month Worldwide Marketing Agreement with an oil company to provide the Company with marketing and sales assistance. The two companies have agreed to share certain of the revenue related to this agreement.

     * During fiscal year 2000, the Company issued 514,078 shares of Common Stock and 218,875 warrants for cash in the amount of $875,500.


     * During fiscal year 2000, a stockholder and director of the Company loaned $60,000 to the Company in exchange for a 12% note payable, which matures at an undetermined date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This portion of the Form 10-QSB contains "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated revenues, future marketing plans for the MST-1000, and similar statements concerning anticipated future events and expectations that are not historical facts. The forward-looking statements in this portion of the Form 10-QSB are subject to numerous risks and uncertainties, including the effects of economic conditions; the availability of capital; the dependence on key customers; competitive conditions; and the various risks associated with developing and marketing a new process/technology which could cause actual results to differ materially from those expressed in or implied by such forward-looking statements, which speak only as of the date hereof. Readers should also refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

Overview

During the fourth quarter 1999, worldwide oil prices rebounded from a twenty-year low to reach high levels not seen since the 1990 Gulf War Period. Oil prices continued to increase during the first half of 2000. This dramatic rise in crude oil prices has prompted expanded interest in Imperial Petroleum Recovery Corporation's (IPRC) Microwave Separation Technology (MST) System which provides a low cost method to recover oil from refinery waste streams.

Because of this heightened interest, IPRC gained momentum toward becoming a viable manufacturing entity during the first quarter of 2000. The second quarter of 2000 saw continued expansion of IPRC and enthusiasm over the Company's long term potential.

During 1999, the Company executed a three-year lease of a MST-1000 with the Torrance California facility of Mobil Oil Corporation. This MST-1000 was successfully installed and continues to operate smoothly. Both its introduction last quarter and operational set-up at the beginning of the second quarter were very timely. The refinery was attempting to maximize the throughput of oil during a period of high energy prices and difficult crude raw material feed stock. The availability of the MST unit during this time provided the refinery with an additional tool to achieve operational success. The Torrance unit is now operating daily and is processing some of the most difficult crude streams Torrance has received.

During 1999, the Company signed a worldwide marketing agreement with Mobil Technology Company (MTC). As part of the agreement, MTC agreed to utilize its expertise and extensive experience to market the MST System to the global oil industry. Since signing the agreement, Management within both companies has been busy developing and implementing detailed plans for the joint effort.

During March 2000, the American Institute of Chemical Engineers (AIChE) held its Spring National Meeting in Atlanta Georgia. A representative from ExxonMobil Research and Engineering was one of the discussion group speakers at this meeting. The ExxonMobil representative presented a paper entitled, "The MST Microwave Separation Technology for Breaking Crude Oil Emulsions:
Overview and Case Study" which specifically dealt with ExxonMobil's experience with the MST-1000 Unit. This presentation was a significant marketing event for IPRC because meeting attendees included international representatives who were specifically looking for solutions to desalter problems within the refinery environment. This paper was distributed to conference attendees and is currently included in the Company's marketing information distributed to potential customers and investors.

As part of the on-going aggressive joint marketing effort, IPRC was a guest of ExxonMobil's Technology Sales and Licensing Department at the 2000 Annual National Petroleum Refiners Association meeting in San Antonio, Texas held on
March 26   28, 2000.  ExxonMobil displayed the MST technology with the other technologies they were marketing throughout the three-day conference. Additionally, the collaborative marketing efforts of IPRC and ExxonMobil have identified over 30 sites with an immediate need or interest in the MST system. Communications between potential customers and the Company's marketing team have identified several additional areas for the introduction of MST technology to solve unique operational problems.

When a potential customer requests a demonstration of the MST System, IPRC has the capability to transport a MST-1000 unit to the customer's place of operations. Currently, the Company has one MST-1000 available to use in demonstrations in the field. During the second quarter, this unit returned to Houston to be updated with the latest technological advancements. The installation of this new technology should be completed in early June, making it available for demonstrations at production sites and refineries in the United States and Canada that ExxonMobil has identified.

Currently, a second commercial MST unit is under construction. At the end of the second quarter, the Company had not determined the use for this particular unit. It may be deployed as a demonstration unit or it may be leased directly to a customer as part of a long-term contract depending upon the results of certain on-going negotiations.

During the second quarter, the Company leased a stand-alone administration and manufacturing complex. This new location has been built out to provide an OSHA approved laboratory, administrative space and a state of the art manufacturing facility. The construction was completed early in May 2000.
The Company moved into the facility at the end of May. Management feels this move will result in lower cost, better operational control, and enhanced visibility to visitors.

The Company is continuing to improve its laboratory capabilities to provide customers adequate and accurate responses to their requests for sample testing. A laboratory technician was hired to assist with this effort.

During the second quarter, IPRC's President, C. Brent Kartchner, directed the marketing, manufacturing and relocation efforts while working very closely with ExxonMobil's Torrance, California management personnel and the team of managers assigned to IPRC by ExxonMobil Technology Sales & Licensing Department. He is very positive about the future of the Company, and only has to look back at where it was less than a year ago to see the major accomplishments already made in transitioning IPRC from a research and development company to an operating and manufacturing company.

Results of Operations

Three and Six Months Ended April 30, 2000 Compared to Three and Six Months Ended April 30, 1999

Revenue

During the six month period ended April 30, 2000, the Company recognized $146,855 in revenue compared to $36,512 in 1999. The second quarter 2000 revenue was comprised of lease revenue earned from leases of the MST-1000. During the second quarter 1999, the revenue represented fees charged to reimburse set-up costs incurred by the Company to demonstrate the MST-1000 at various locations.

During the three month period ended April 30, 2000, the Company recognized $52,678 in revenue compared to $14,000 in 1999. The second quarter 2000 revenue was comprised of lease revenue earned from leases of the MST-1000. During the second quarter 1999, the revenue represented fees charged to reimburse set-up costs incurred by the Company to demonstrate the MST-1000 at various locations.

Cost of Goods Sold and Gross Profit

During the six month period ended April 30, 2000, the Company identified $109,197 in costs that were specifically identified to contract revenue. The costs were primarily comprised of $44,026 for payroll and related costs and $36,426 for costs incurred to set-up and support equipment leases. Additionally, the Company recorded a charge of $28,745 against income for depreciation of the leased equipment. For the six month period ended April 30, 1999, the Company incurred costs of $80,954 to transport and set-up the MST Demonstration Unit at prospective customers' locations. The Company underestimated its demonstration costs, which resulted in a negative gross profit for the second quarter 1999. With this in mind, the Company revised the demonstration fee schedule during the second quarter 1999.

During the three month period ended April 30, 2000, the Company identified $67,548 in costs that were specifically identified to contract revenue. The costs were primarily comprised of approximately $18,000 for payroll and related costs and $33,300 for costs incurred to set-up and support equipment
leases.   Additionally, the Company recorded a charge of $16,250 against income for depreciation of the leased equipment. For the three month period ended April 30, 1999, the Company incurred costs of $33,817 to transport and set-up the MST Demonstration Unit at prospective customers' locations.

General and Administrative & Research and Development Expenses

General and administrative expenses for the six month period ended April 30, 2000 totaled $384,176 compared to $350,075 for same period in 1999. A net increase of $34,101 in general and administrative costs was primarily comprised of decreases of $20,550 in travel and lodging expense and $16,137 in legal fees and increases of $8,300 in insurance, $30,000 in consulting fees, $9,400 in lab fees and $6,600 in advertising costs. The Company incurred no research and development costs for the period ended April 30, 2000 compared to $41,153 for the six month period ended April 30, 1999. This was due to the Company beginning to make the transition from primarily a research and development company to a manufacturing and marketing entity.

General and administrative expenses for the three month period ended April 30, 2000 totaled $234,974 compared to $185,588 for same period in 1999. A net increase of $49,386 in general and administrative costs was primarily comprised of declines of $6,652 in travel and lodging expense and $11,561 in legal fees and increases of $5,373 in insurance, $15,000 in consulting fees, $7,107 in lab fees and $5,067 in advertising costs. The Company incurred no research and development costs for the three month period ended April 30, 2000 compared to $22,518 for the same period in 1999 which was comprised of $15,227 in salary expense and $7,291 in parts and supplies

Liquidity and Capital Resources

IPRC's operations have been capital intensive. The Company has funded operations principally from the private placement of equity securities, primarily common stock, and warrants exercisable for common stock. As of April 30, 2000, IPRC's aggregate current liabilities were approximately $389,578 compared to $458,330 at October 31, 1999. At second quarter ended April 30, 2000, the Company had negative working capital of $41,052 compared to negative working capital of $433,050 at October 31, 1999.

At April 30, 2000, the Company has a new MST Unit in production and has plans to manufacture an additional unit during the latter part of fiscal year 2000. To fund production of the additional MST Unit, Management has earmarked a
forthcoming refundable advance of $1,000,000.   The Company expects to receive
this advance during the third quarter 2000. In addition, the Company plans to continue raising capital through the sale of its common stock and warrants exercisable for common stock and to use revenues received from existing equipment leases to fund on-going operations.

                        PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 12 1999, the Company issued 14,394 shares of Common Stock plus 6,250 warrants at $0.20 per warrant to an investor for $25,000 in cash. The warrants bear a strike price of $3.00 and expire on November 12, 2002.

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

On February 2, 2000, the Company issued 14,394 shares of Common Stock plus 6,250 warrants at $0.20 per warrant to an investor for $25,000 in cash. The warrants bear a strike price of $3.00 and expire on February 2, 2003.

On February 7, 2000, the Company issued 14,394 shares of Common Stock plus 6,250 warrants at $0.20 per warrant to an investor for $25,000 in cash. The warrants bear a strike price of $3.00 and expire on February 7, 2003.

On February 10, 2000, the Company issued 48,939 shares of Common Stock plus 21,250 warrants at $0.20 per warrant to an investor for $85,000 in cash. The warrants bear a strike price of $3.00 and expire on February 10, 2003.

On February 16, 2000, the Company issued 17,274 shares of Common Stock plus 7,500 warrants at $0.20 per warrant to three investors for $30,000 in cash. The warrants bear a strike price of $3.00 and expire on February 16, 2003.

On February 22, 2000, the Company issued 5,758 shares of Common Stock plus 2,500 warrants at $0.20 per warrant to an investor for $10,000 in cash. The warrants bear a strike price of $3.00 and expire on February 22, 2003.

On February 25, 2000, the Company issued 5,758 shares of Common Stock plus 2,500 warrants at $0.20 per warrant to an investor for $10,000 in cash. The warrants bear a strike price of $3.00 and expire on February 25, 2003.

On March 2, 2000, the Company issued 10,000 shares of Common Stock valued at $23,000 to a vendor as a deposit for future services to be rendered.

On March 7, 2000, the Company issued 20,439 shares of Common Stock plus 8,875 warrants at $0.20 per warrant to two investors for $35,500 in cash. The warrants bear a strike price of $3.00 and expire on March 7, 2003.

On March 8, 2000, the Company issued 11,515 shares of Common Stock plus 5,000 warrants at $0.20 per warrant to an investor for $20,000 in cash. The warrants bear a strike price of $3.00 and expire on March 8, 2003.

On March 10, 2000, the Company issued 11,515 shares of Common Stock plus 5,000 warrants at $0.20 per warrant to an investor for $20,000 in cash. The warrants bear a strike price of $3.00 and expire on March 10, 2003.

On March 13, 2000, the Company issued 34,546 shares of Common Stock plus 15,000 warrants at $0.20 per warrant to two investors for $60,000 in cash. The warrants bear a strike price of $3.00 and expire on March 13, 2003.

On March 15, 2000, the Company issued 5,758 shares of Common Stock plus 2,500 warrants at $0.20 per warrant to an investor for $10,000 in cash. The warrants bear a strike price of $3.00 and expire on March 15, 2003.

On March 21, 2000, the Company issued 11,515 shares of Common Stock plus 5,000 warrants at $0.20 per warrant to an investor for $20,000 in cash. The warrants bear a strike price of $3.00 and expire on March 21, 2003.

On April 10, 2000, the Company issued 215,909 shares of Common Stock plus 93,750 warrants at $0.20 per warrant to four investors for $375,000 in cash. The warrants bear a strike price of $3.00 and expire on April 10, 2003.

The Company relied upon the exemption provided in Section 4(2) of the Securities Act of 1933, which covers "transactions by an issuer not involving any public offering," to issue the securities discussed in the previous paragraph without registration under that Act. The Company made a determination that the investors to whom the securities were issued did not need the protections that registration would afford. The certificates representing the shares of Common Stock issued and the Warrants were marked with legends indicating that transfer of the securities is restricted because they were not sold in a registered offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number     Description                  Location
-------    -----------                  --------

  27       Financial Data Schedule      Filed herewith electronically

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended April 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2000.

                               IMPERIAL PETROLEUM RECOVERY CORPORATION



                               By:/s/ Henry H. Kartchner
Date:  June 12, 2000              Henry H. Kartchner
                                  Chairman and Chief Executive Officer

                                  (Duly Authorized Officer and Principal
                                   Executive Officer)



                               By:/s/ C. Brent Kartchner
Date:  June 12, 2000              C. Brent Kartchner
                                  President and Director

                                  (Duly Authorized Officer and Principal
                                   Financial Officer)