Form 10QSB
period 2000-07-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2000-09-14
CIK 1020448

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                  For the Quarterly Period Ended July 31, 2000


                        Commission file number: 0-21169


                    Imperial Petroleum Recovery Corporation
            (Exact name of registrant as specified in its charter)


                   Nevada                          76-0529110
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)


              2325-A Renaissance Drive, Las Vegas, Nevada  89119
              (Address of principal executive offices)(Zip Code)


                               (702) 798-6800
             (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 YES X   NO


There were 16,477,800 shares of the Registrant's $0.001 par value common stock outstanding as of September 14, 2000.

                               TABLE OF CONTENTS


                                                                      Page
PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of July 31, 2000 and
         October 31, 1999                                             3-4

         Consolidated Statements of Operations for the Three
         and Nine Months Ended July 31, 2000 and 1999 and
         Cumulative Amounts Since Inception                           5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended July 31, 2000 and 1999 and Cumulative
         Amounts Since Inception                                      6-8

         Notes to Consolidated Financial Statements                   9-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         12-15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           16

Item 2.  Changes in Securities and Use of Proceeds                   16-18

Item 3.  Defaults Upon Senior Securities                             18

Item 4.  Submission of Matters to a Vote of Security Holders         18

Item 5.  Other Information                                           18

Item 6.  Exhibits and Reports on Form 8-K                            18

Signatures                                                           19

Financial Data Schedule

                       PART I.  FINANCIAL INFORMATION

ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS


                                            July 31, 2000   October 31, 1999
                                             (Unaudited)        (Audited)
                                            -------------   ----------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $   57,199       $   17,774
  Inventory   net of reserve of $260,000 at
     July 31, 2000 and October 31, 1999                -                -
  Prepaid expenses                                43,080            7,506
                                              ----------       ----------
     Total Current Assets                        100,279           25,280

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $187,923
  at July 31, 2000 and $93,963 at
  October 31, 1999 respectively                  780,862          527,099

OTHER ASSETS, net of accumulated
  amortization of $3,563 at July 31, 2000
  and $1,540 at October 31, 1999 respectively    256,557           41,262
                                              ----------       ----------
                                              $1,137,698       $  593,641
                                              ==========       ==========



















                                  (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS (Continued)


                                            July 31, 2000   October 31, 1999
                                             (Unaudited)        (Audited)
                                            -------------   ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITES
  Trade accounts payable                      $   320,811      $   270,745
  Payables to related parties                           -            5,829
  Accrued liabilities                              83,057          115,959
  Deferred revenue                                 54,755           15,764
  Note payable related party                       80,000                -
  Current maturities of long term
    obligations                                   152,056           50,033
                                              -----------      -----------
     Total Current Liabilities                    690,679          458,330

LONG TERM OBILGATIONS -- less                     129,648          221,500
  current maturities

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $0.001; authorized
   100,000,000 shares; reserved 12,733,696
   shares; issued and outstanding 16,470,823 at
   July 31, 2000 and 15,901,597 at October 31,
   1999, respectively                              16,471           15,902
  Additional paid in capital                   10,949,656        9,910,983
  Common stock subscriptions receivable            (6,509)          (6,509)
  Deficit accumulated during the development
   stage                                      (10,642,247)     (10,006,565)
                                              -----------      -----------
     Total Stockholders' Equity (Deficit)         317,371          (86,189)
                                              -----------      -----------
                                              $ 1,137,698      $   593,641
                                              ===========      ===========












The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                             Cumulative
                              Amounts           For the three                For the nine
                               Since         months ended July 31,       months ended July 31,
                              Inception        2000          1999          2000          1999
                            ------------    ----------    ----------    ----------    ----------

Revenues                    $    361,751    $   78,858    $   14,000    $  225,714    $   50,512
Cost of goods sold               314,036        93,157             -       202,113             -
                            ------------    ----------    ----------    ----------    ----------
     Gross profit (loss)          47,715       (14,299)       14,000        23,601        50,512

Operating expenses
 General and administrative    7,064,289       272,167       145,863       656,343       496,032
 Research and development-
  prototype                    3,373,436         1,852        36,076         2,095       157,932
 Acquired research and
  development-prototype          349,500             -             -             -             -
 Loss on abandonment of
  leased facility                161,918             -             -             -             -
                            ------------    ----------    ----------    ----------    ----------
                              10,949,143       274,019       181,939       658,438       653,964
                            ------------    ----------    ----------    ----------    ----------
     Loss from operations    (10,901,428)     (288,318)     (167,939)     (634,837)     (603,452)

Other expense including
 interest-net                    (99,070)       (8,403)       (2,542)      (26,979)      (12,852)
                            ------------    ----------    ----------    ----------    ----------
Loss before extraordinary
 item                        (11,000,498)     (296,721)     (170,481)     (661,816)     (616,304)

Extraordinary item - gain
 on extinguishment of debt       358,251             -        71,703        26,134        73,770
                            ------------    ----------    ----------    ----------    ----------
     Net loss               $(10,642,247)   $ (296,721)   $  (98,778)   $ (635,682)   $ (542,534)
                            ============    ==========    ==========    ==========    ==========

Net loss per common share -
 basic and diluted
  Loss before extraordinary
   item                     $       (.98)   $     (.02)   $    (.01)    $     (.04)   $     (.04)
  Extraordinary item                 .03             -            -              -             -
                            ------------    ----------    ----------    ----------    ----------
     Net loss               $       (.95)   $     (.02)   $    (.01)    $     (.04)   $     (.04)
                            ============    ==========    ==========    ==========    ==========
Weighted average common
 shares outstanding -
 basic and diluted            11,254,867    16,452,845    15,358,766    16,195,656    14,972,269
                            ============    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.


IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                            Cumulative
                                             amounts
                                              since       Nine months ended July 31,
                                            inception        2000          1999
                                          ------------    ----------    ----------
Increase (decrease) in cash and
cash equivalents
 Cash flows from operating activities
  Net loss                                $(10,642,247)   $ (635,682)   $ (615,572)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities
    Contributed capital for services
     rendered and liabilities paid              71,023        45,000         6,023
    Gain on extinguishment of debt            (358,251)      (26,134)         (731)
    Depreciation and amortization              191,815        95,983        17,249
    Non-cash charge associated with
     acquisition                               349,500             -             -
    Accrued loss on abandonment of
     leased facility                           161,918             -             -
    Charges associated with stock
     issuances to employees, vendors,
     related parties                           775,107             -             -
    Non-cash expenses incurred by affiliate    661,677             -             -
    Loss on disposal of property and
     equipment                                  13,177             -             -
    Changes in assets and liabilities
     Prepaid expenses                          (12,574)      (12,574)        7,221
     Other assets                             (266,086)     (217,318)     (140,172)
     Trade accounts payable                  1,237,945        76,940        (8,723)
     Payable to related parties                 (5,829)       (5,829)            -
     Accrued liabilities                       211,399       (32,902)       10,338
     Accrued lease obligations                  (2,618)            -             -
     Deferred revenue                           54,755        38,991        75,000
                                          ------------    ----------    ----------
       Total adjustments                     3,082,958       (37,843)      (33,795)
                                          ------------    ----------    ----------
       Net cash used in operating
        activities                          (7,559,289)     (673,525)     (649,367)
                                          ------------    ----------    ----------
Cash flows from investing activities
 Cash paid for acquisition                     (94,000)            -             -
 Purchases of property and equipment          (973,218)     (337,106)       (1,636)
                                          ------------    ----------    ----------
       Net cash used in investing
        activities                          (1,067,218)     (337,106)       (1,636)
                                          ------------    ----------    ----------

                                   (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

                                            Cumulative
                                             amounts
                                              since       Nine months ended July 31,
                                            inception        2000          1999
                                          ------------    ----------    ----------
Cash flows from financing activities
 Proceeds from issuance of common stock
  and warrants                               6,573,500       970,500       924,999
 Proceeds from issuance of long term
  obligations                                2,701,569        80,000       100,000
 Principal payments on long term
  obligations                                 (591,363)         (444)       (9,710)
                                          ------------    ----------    ----------
       Net cash provided by financing
        activities                           8,683,706     1,050,056     1,015,289
                                          ------------    ----------    ----------
       Net increase (decrease) in cash
        and cash equivalents                    57,199        39,425       364,286

Cash and cash equivalents at beginning
 of period                                           -        17,774        49,342
                                          ------------    ----------    ----------
Cash and cash equivalents at end of
 period                                   $     57,199    $   57,199    $  413,628
                                          ============    ==========    ==========

Supplemental disclosure of cash flow
 information
  Cash paid during the period for
   interest                               $    114,139    $   10,000    $   10,000
                                          ============    ==========    ==========

Noncash investing and financing activities

The following noncash activities occurred during the nine month period ended July 31,

2000
----

In February 2000, an extraordinary gain was recognized on the forgiveness of an obligation to a vendor in the amount of $26,134.

On March 2, 2000, the Company issued 10,000 shares of Common Stock valued at $23,000 to a vendor as a deposit for future services to be rendered.

On May 30, 2000, a capital lease obligation of $10,615 was incurred when the Company entered into a lease for new equipment.

                                  (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

Noncash investing and financing activities - Continued

2000 - Continued
----------------

On June 15, 2000, the Company issued 450 shares of Common Stock valued at $742 to a vendor in satisfaction of an accounts payable.

1999
----

In December 1998, the Company issued 614,021 shares of Common Stock to an officer of the Company in exchange for relief of an outstanding debt in the amount of $268,327.

In December 1998, the Company issued 485,790 shares of Common Stock to an officer of the Company in exchange for relief of an outstanding debt in the amount of $242,895.

In January 1999, the Company issued 32,923 shares of its Common Stock to an officer and various employees as bonuses for the fiscal year 1999. The fair value of the bonuses was approximately $21,900.

In January 1999, the Company issued 2,490 shares of its Common Stock to a vendor for satisfaction of an account payable in the amount of $1,494.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES

1.   Basis of Presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.
The results of operations for the three and nine month periods ended July 31, 2000 are not necessarily indicative of the results for the fiscal year ending October 31, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

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

4.   Inventories

Inventory is valued at lower of cost or market. Cost is determined using the first-in, first-out method.

Inventory consists of the following:

                                          July 31, 2000   October 31, 1999
                                          -------------   ----------------

   Raw materials                            $  260,000      $  260,000
   Less reserve for net realizable value      (260,000)       (260,000)
                                            ----------      ----------
     Total                                  $        -      $        -
                                            ==========      ==========

4.   Inventories  (Continued)

The recoverability of inventory is dependent upon the Company entering into agreements to lease the completed MST units.

5.   Certain reclassifications

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information, which contemplates continuation of the Company as a going concern. However, the Company is a development stage company, has generated limited revenue through July 31, 2000 and has sustained substantial losses from operations since inception. In addition, as of July 31, 2000, its current liabilities exceeded its current assets by $590,400. In addition, the Company has used cash in, rather than provided cash from, its operations.

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

The Company has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

  * As of July 31, 2000, the Company had leased certain equipment expiring through 2002.

  * During fiscal year 1999, the Company entered into a 24-month Worldwide Marketing Agreement with an oil company to provide the Company with marketing and sales assistance. The two companies have agreed to share certain of the revenue related to this agreement

  * During fiscal year 2000, the Company issued 558,776 shares of Common Stock and 242,625 warrants for cash in the amount of $970,500.

  * During fiscal year 2000, a stockholder and director of the Company loaned $80,000 to the Company in exchange for a 12% note payable. This loan was repaid with interest on August 18, 2000.

  * During August, 2000, the Company received a $1,000,000 refundable security deposit from a customer in exchange for a 100% secured interest in an existing MST Unit. The deposit has been earmarked to fund operations as well as fund the completion of the new MST Unit currently under construction. The deposit must be refunded without interest by August 14, 2003.

NOTE C - LOSS PER COMMON SHARE

The following data show the shares used in computing net loss per common share:


                                 Cumulative
                                  amounts         Three Months
                                   since          Ended July 31,       Nine months ended July 31,
                                 inception      2000         1999          2000          1999
                                 ----------   ----------   ----------   ----------    ----------
Common shares outstanding
 during the entire period                 -   15,901,597   13,731,421   15,901,597    13,731,421
Weighted average common
 shares issued during the
 period                          11,254,867      551,248    1,627,345      294,059     1,240,848
                                 ----------   ----------   ----------   ----------    ----------

Weighted average number common
 shares used in basic EPS        11,254,867   16,452,845   15,358,766   16,195,656    14,972,269
Dilutive effect of stock
 options and warrants                     -            -            -            -             -
                                 ----------   ----------   ----------   ----------    ----------

Weighted average number of
 common shares and dilutive
 potential common stock used
 in diluted EPS                  11,254,867   16,452,845   15,358,766   16,195,656    14,972,269
                                 ==========   ==========   ==========   ==========    ==========


The average shares relating to warrants granted and potentially convertible debt instruments were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for all periods.



'

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

Overview

The new millennium has seen Imperial Petroleum Recovery Corporation (IPRC) make significant strides in marketing the Microwave Separation Technology
(MST) throughout the petroleum and petrochemical industries. Although these two areas form the basis for the application of the MST under the current field of use, the Company is exploring alternative opportunities in waste remediation and oil production enhancement. The first commercial MST installed at the ExxonMobil Refinery in Torrance, California continues to perform well. The merger of Mobil and Exxon has provided IPRC with the world's largest and finest petroleum and petrochemical marketing partner in ExxonMobil Research and Engineering (EMRE). Through the efforts of EMRE, papers discussing the merits of the MST were presented at the American Institute of Chemical Engineers (AICHE) in Atlanta, Georgia and at the 2000 Annual National Petroleum Refiners Association meeting in San Antonio, Texas. This latter meeting was especially exciting for IPRC as ExxonMobil showcased the Company's technology along with other select companies whose technology they represented.

The trailer mounted MST Demonstration Unit has returned to Houston from its extended operation in Torrance, California for a refit and upgrading. This upgrade includes replacement of the original applicator with a newly designed unit and installation of a revolutionary designed computer system, with touch screen controls and total system monitoring from the operator's computer station. Also, with just a modem connection the MST can be monitored and analyzed from the Company's Houston offices. Both of these enhancements were installed on the MST unit in Torrance. These systems now provide IPRC's operators and customers with more precise, instant information to best determine how, where, and when to use this technology in the field or refinery. The MST Demonstration Unit is mounted on a special 50-foot semi-trailer, which is capable of transporting and positioning it at any location within a very short time. The Unit is a complete MST-1000, equipped for operation in the field or refinery, needing only electrical power and raw product hooked to its connections on site. Within a matter of a few hours, the Unit can be processing up to 1000 barrels of oil product per day.

A second MST-1000 skid mounted unit is under construction in the Company's Houston manufacturing facility. This unit is being built now in anticipation of successful completion of EMRE's marketing efforts to place additional

MST-1000s with major refineries. ExxonMobil's May 15, 2000 announcement confirming their finalization of a "worldwide marketing and technology development agreement for a revolutionary emulsion-breaking technology" with IPRC has been well received within ExxonMobil and the petroleum industry. IPRC's marketing group has received numerous requests for information from some of the world's largest refiners and petroleum producers. These inquiries have translated into confirmed scheduling of the MST-1000 Demonstration Unit for the balance of the year 2000 at sites in Texas and Canada. Additionally, prospective customers have been encouraged to submit samples of their emulsions to the Company for analysis in its unique microwave laboratory. Marketing efforts are focused on both Upstream and Downstream applications, primarily in the United States and Canada. IPRC is working very closely with ExxonMobil's Sales and Licensing Team to coordinate visits with prospective customers to discuss the MST application to their specific needs.

This quarter IPRC's stock registration (Blue Sky registration) was expanded from 8 states to 36 states and the District of Columbia. On May 26, 2000 Standard & Poor's Corporation Records began coverage of IPRC in its Investor Relations Program. The Company is working to expand its registration to include all 50 states. This expanded registration, together with the ExxonMobil Marketing Agreement announcement, has resulted in interest from a number of petroleum industry financial and journalistic organizations. Equity analysts from several of the largest banks in America visited IPRC to discuss the technology and learn more about its financing needs. A local television station, KC3TV, interviewed Board Chairman, Henry Kartchner, and broadcast the interview over the cable affiliate for two weeks. Writers for World Oil Magazine, The American Oil & Gas Reporter, Houston Business Journal and Oil and Gas Journal's Online Magazine have reported on IPRC's technology. Within ExxonMobil's Research and Engineering organization, several internal articles have been released to expand their organization's understanding of the Company's technology and its relationship to ExxonMobil.

On July 15, 2000 IPRC completed its office/shop consolidation by moving to a new industrial area (Greenpoint) in Houston, Texas. The new facility contains the administrative offices, technical lab and mechanical shop at one location. This move allows IPRC to provide its customers, future customers and shareholders with a much faster response to their inquiries and needs. The
new location is   1970 South Starpoint Drive, Houston, Texas 77032.  The new
telephone numbers are 281-821-1110 (office), 281-821-1118 (fax).

For the remainder of the year IPRC's main focus is to secure new contracts and formalize vendor support relationships. The Company is working hard to finalize enough contracts to move IPRC into a profitable operating position. Bringing a new technology to a conservative industry has been slower than initially forecasted, but the hard work and contacts of the past and the new relationships being created, are beginning to bear fruit. Success seems to come slowly in the oil business, but IPRC feels that it owns the best technology for recovering emulsions at a very competitive cost and as a result, the industry is starting to find its way to the Company's doors.

Results of Operations

Three and Nine Months Ended July 31, 2000 Compared to Three and Nine Months Ended July 31, 1999

Revenue

During the nine month period ended July 31, 2000, the Company recognized $225,714 in revenue compared to $50,512 in 1999. The third quarter 2000 revenue was comprised of lease revenue earned from leases of the MST-1000. During the third quarter 1999, the revenue represented fees charged to reimburse set-up costs incurred by the Company to demonstrate the MST-1000 at various locations.

During the three month period ended July 31, 2000, the Company recognized $78,858 in revenue compared to $14,000 in 1999. The third quarter 2000 revenue was comprised of lease revenue earned from leases of the MST-1000. During the third quarter 1999, the revenue represented fees charged to reimburse set-up costs incurred by the Company to demonstrate the MST-1000 at various locations.

Cost of Goods Sold and Gross Profit

During the nine month period ended July 31, 2000, the Company incurred $202,113 in costs that were specifically identified to contract revenue. The costs were primarily comprised of $91,177 for payroll and related costs and $58,336 for costs incurred to set-up and support equipment leases. Additionally, the Company recorded a charge of $52,600 against income for depreciation of the leased equipment. For the nine month period ended July 31, 1999, the Company incurred costs of $106,892 to transport and set-up the MST Demonstration Unit at prospective customers' locations. The Company underestimated its demonstration costs, which resulted in a negative gross profit for the third quarter 1999. The Company has since revised the demonstration fee schedule.

During the three month period ended July 31, 2000, the Company incurred $93,157 in costs that were specifically identified to contract revenue. The costs were primarily comprised of approximately $47,391 for payroll and related costs and $21,911 for costs incurred to set-up and support equipment
leases.   Additionally, the Company recorded a charge of $23,855 against income for depreciation of the leased equipment. For the three month period ended July 31, 1999, the Company incurred costs of $25,939 to transport and set-up the MST Demonstration Unit at prospective customers' locations.

General and Administrative & Research and Development Expenses

General and administrative expenses for the nine month period ended July 31, 2000 totaled $656,343 compared to $496,032 for same period in 1999. A net increase of $160,311 in general and administrative costs was primarily comprised of a decrease of $22,460 in travel and lodging expense and increases of $21,190 in insurance, $55,000 in consulting fees, $10,750 in lab fees, $15,560 in advertising costs, $10,915 in office supplies and $24,800 in depreciation. The Company incurred research and development costs of $2,095 for the nine month period ended July 31, 2000 compared to $51,040 for the nine month period ended July 31, 1999. This decrease was a result of the Company beginning to make a transition from primarily a research and development company to a manufacturing and marketing entity.

General and administrative expenses for the three month period ended July 31, 2000 totaled $272,167 compared to $145,862 for same period in 1999. A net increase of $126,305 in general and administrative costs was primarily comprised of an increase of $14,907 in legal fees, an increase of $12,888 in insurance, $25,000 in consulting fees, $15,315 in lab fees and $8,763 in advertising costs. The Company incurred $1,852 of research and development costs for the three month period ended July 31, 2000 compared to $10,138 for the same period in 1999 which was primarily comprised of salary expense.

Liquidity and Capital Resources

IPRC's operations have been capital intensive. The Company has funded operations principally from the private placement of equity securities, primarily common stock, and warrants exercisable for common stock. As of July 31, 2000, IPRC's aggregate current liabilities were $690,679 compared to $458,330 at October 31, 1999. At third quarter ended July 31, 2000, the Company had negative working capital of $590,400 compared to negative working capital of $433,050 at October 31, 1999.

Although the Company continues to use cash in, rather than supply cash from, its operations, management feels it has identified sufficient sources to fund operations in the near term. During August 2000, the Company received a refundable advance of $1,000,000 that has been earmarked to fund operations and the completion of the new MST Unit currently under construction. Additionally, the Company expects to generate revenue from fees charged to demonstrate the MST-1000 to potential customers during the last quarter of 2000 and from payments from existing equipment leases. Also, the Company plans to continue raising capital through the sale of its common stock and warrants exercisable for common stock. There can be no assurance that such additional sales of common stock or warrants will occur, or if they occur, that they can be completed on terms favorable to the Company.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A lawsuit involving the Company was filed on July 20, 2000 in the 334th District Court of Harris County, Texas. Plaintiff, a former employee, filed claims against several defendants, including the Company and Henry Kartchner, the Company's Chairman and Chief Executive Officer. Plaintiff alleged that the Company:

     1. has breached the Plaintiff's employment contract and owes Plaintiff the benefit of that contract from June 1997 through August 2001 including unpaid salary and specified fees in relation to the Company filing and receiving patents which were the direct or indirect result of Plaintiff's work product. In addition, Plaintiff asserted that he had a perfected security interest in certain assets acquired by the Company and is entitled to his share of the proceeds traded for the encumbered assets in the form the Company's stock.

     2. has breached a royalty contract assumed by the Company and owes Plaintiff 2-1/2 percent of all consideration received by the Company for the sale or licensing of the MST System.

     3. has been unjustly enriched as a result of the Company not adequately compensating Plaintiff for intellectual property he provided and that the Company perpetrated fraud by making oral promises on which the Company had no intention of acting. Plaintiff asserted that the Company owes him specified damages as a result of its conduct.

Management feels that Plaintiff's claims are without merit and plans to vigorously defend its position. The lawsuit is in the early stage of development and the ultimate outcome cannot be determined at this time.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following are the changes in equity securities since October 31, 1999:

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

On May 24, 2000, the Company issued 28,788 shares of Common Stock plus 12,500 warrants at $0.20 per warrant to an investor for $50,000 in cash. The warrants bear a strike price of $3.00 and expire on May 24, 2003.

On June 15, 2000, the Company issued 450 shares of Common Stock valued at $742 to a vendor in satisfaction of an account payable.

On June 19, 2000, the Company issued 20,152 shares of Common Stock plus 8,750 warrants at $0.20 per warrant to two investors for $35,000 in cash. The warrants bear a strike price of $3.00 and expire on June 19, 2003.

On June 29, 2000, the Company issued 5,758 shares of Common Stock plus 2,500 warrants at $0.20 per warrant to an investor for $10,000 in cash. The warrants bear a strike price of $3.00 and expire on June 29,2003.

The Company relied upon the exemption provided in Section 4(2) of the Securities Act of 1933, which covers "transactions by an issuer not involving any public offering," to issue the securities discussed in the previous paragraphs without registration under that Act. The Company made a determination that the investors to whom the securities were issued did not need the protections that registration would afford. The certificates representing the shares of Common Stock issued and the Warrants were marked with legends indicating that transfer of the securities is restricted because they were not sold in a registered offering.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number        Description                    Location
-------       -----------                    --------

  27          Financial Data Schedule        Filed herewith electronically

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended July 31, 2000.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2000.

                                 IMPERIAL PETROLEUM RECOVERY CORPORATION


                                 By:/s/ Henry H. Kartchner
Date: September 14, 2000            Henry H. Kartchner
                                    Chairman and Chief Executive Officer
                                    (Duly Authorized Officer and Principal
                                    Executive Officer)



                                 By:/s/ C. Brent Kartchner
Date: September 14, 2000            C. Brent Kartchner
                                    President and Director
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)