Form 10KSB
period 2000-10-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2001-02-14
CIK 1020448

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                               FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES  EXCHANGE ACT OF 1934  (FEE REQUIRED)


                 For the Fiscal Year Ended October 31, 2000


                        Commission file number: 0-21169


                   Imperial Petroleum Recovery Corporation
               (Exact name of registrant as specified in its charter)


          Nevada                                   76-0529110
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


                        1970 South Starpoint Drive
                          Houston, Texas 77032
            (Address of principal executive offices) (Zip Code)


                             (281) 281-1110
            (Registrant's telephone number, including area code)

Securities Registered under Section 12 (b) of the Exchange Act:  None

Securities Registered under Section 12 (g) of the Exchange Act:

                   Common Stock, par value $0.001 per share
                              (Title of Class)

Check if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this report and no such disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for its most recent fiscal year were approximately
$318,847.

Based on the February 8, 2001 last sale price of $1.218 the aggregate market value of shares of Common Stock held by non-affiliates was approximately $11,203,620.

As of February 8, 2001, 16,899,919 shares of the issuer's Common Stock were outstanding.

Transitional small business disclosure format: __ Yes   X No

                                  INDEX

                                  PART I                             PAGE

Item 1.  Description of Business                                     3-7

Item 2.  Description of Property                                     7

Item 3.  Legal Proceedings                                           7-8

Item 4.  Submission of Matters to a Vote of Security Holders         8

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters    8-10

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         10-15

Item 7.  Financial Statements                                        15

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                         15

                                  PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act                                                         15-16

Item 10. Executive Compensation                                      16

Item 11. Security Ownership of Certain Beneficial Owners and
         Management                                                  17-18

Item 12. Certain Relationships and Related Transactions              18

Item 13. Exhibits and Reports on Form 8-K                            19

         Signatures                                                  20

                                    PART I


ITEM 1.     DESCRIPTION OF BUSINESS

General

     Imperial Petroleum Recovery Corporation (the "Company" or "IPRC"), with its wholly owned subsidiary Petrowave, is a high tech company committed to being the global leader in developing and marketing innovative commercial
Radio Frequency (RF) energy applications for the petroleum industry.   It
utilizes a proprietary, patented process using high-energy microwaves to separate oil emulsions. The Company calls the process "Microwave Separation Technology" ("MST"), and has proven that it can provide an effective, ecologically sound and economical method of processing crude oil emulsions. The use of microwave energy for emulsion remediation and oil recovery reduces usage of energy, chemical pollutants, reagents and solvents, and minimizes the generation of by-products or waste streams. Processing time normally is reduced. Laboratory work and oilfield operations have shown that the microwave system is 50% faster than conventional emulsion cracking systems.

     The MST process recovers usable hydrocarbon compounds from material that otherwise would be of little value or require disposal. Based on results of current operating equipment, management has shown that approximately 90% of the entrained crude oil in an emulsion can be recovered through the MST process and reclaimed as usable products.

     Petrowave was formed, with Board of Directors approval, on May 1, 1999 as a wholly owned subsidiary. Its function is to provide equipment manufacturing and operations management capabilities.

Current Product Offerings

     The Company currently offers two product lines, each meeting a specific need within the hydrocarbon reclamation process:

  *  Microwave Separation Technology System (MST-1000, MST-2000, MST-4000)

  *  Sludge Tank/Pit Heating Unit (SMU-60)

     The Microwave Separation Technology System is the Company's principal product line. An MST unit includes a computer-controlled microwave emulsion remediation system consisting of all the elements needed to reclaim oil from oil emulsion and "rag layer" water located in tank storage and waste pits. In addition, the MST System has been used to improve the efficiency of refinery desalter operations. MST Systems are modular and can be conjoined to handle larger capacity requirements as required by the customer. The core of an MST unit consists of a microwave generator, a series of wave-guides, tuners, a computer and computer process control instrumentation plus the actual applicator, where the emulsion is subjected to microwave energy. The Company introduced its first MST System in 1996 for remediation of oil emulsions into water, marketable oil and solids.

     The Sludge Tank/Pit Heating Unit (SMU-60) is a low-cost sludge liquefaction and pumping platform. Its design may be mobile, either trailer or track mounted, or floating platform for placement on oil or tailings ponds. Each configuration provides an extended reach capability of up to 60 feet. This unit employs the Company's MST technology and can turn sludge into a soluble product for ease of removal.

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

     The Company offers its products for lease directly to end-users. In certain overseas markets, the products may be offered to existing oil emulsion and sludge processors through geographically specific marketing partnerships. As part of the lease agreements, lessee personnel receive technical training from the Company thus enabling them to operate the equipment. In the future, IPRC plans to have technicians available worldwide to service the Company's products and to monitor and periodically check products in the field. In addition, the Company plans to protect each MST System with a security device thus assuring that the Company and its customers maintain control of the System and facilitating accurate calculation of usage payments.

Research and Development

     Principals of the Company began developing the MST process in 1995. Serious testing of a prototype unit began in September 1996. Testing and development continued for approximately two years. During that time, IPRC created and perfected a commercially viable computer-driven system that applied microwave energy to crude oil emulsions for remediation and oil recovery.

     In order to create a system that would operate at lower costs than existing methods and use a continuous flow system for the required quantity, it was necessary to design, engineer and manufacture a revolutionary applicator. IPRC realized that the new design would have to be unlike any other and must meet the required petroleum industry specifications. IPRC was determined to develop a low cost system that could perform at high efficiency using little or no labor.

     The MST System applies RF energy to the oil emulsion. The RF energy breaks the emulsion by preferentially heating the water inside the oil matrix. This facilitates separation by creating differences in surface tension and viscosity. After energy is applied, the material is pumped into a separation tank. If immediate separation is required, a polisher or centrifuge can be utilized.

     The separated oil is then pumped into holding tanks for shipment to customers. Water and sediments can be delivered to an evaporation pond or handled in accordance with the customer's wishes. Water recovered from this procedure is of process quality and can be further cleansed by filtration.

     IPRC designed and established a new Emulsion Testing Facility to examine the MST's capabilities for field application. This facility serves as a bench-scale testing unit, while duplicating the commercial MST System's process. The Facility is also used for the development of new processes and specialized equipment. The Emulsion Testing Facility is part of the manufacturing plant in Houston, Texas. This facility receives oil emulsion samples from production facilities worldwide.

     IPRC, working closely with its global marketer ExxonMobil Research and Engineering (EMRE) is continuing its research and development efforts to develop better methods of using microwave technology in the future. The Company feels it must aggressively pursue new applications of the technology in order to maintain its role as a leader in the field.

Marketing

     The Company markets its products primarily for the purpose of remediation of crude oil emulsions produced in connection with oil production and refining. There are approximately 694 oil refineries worldwide with 111 of these located in the United States. Each is a potential customer of the Company. In October 1999, IPRC and ExxonMobil Research and Engineering signed an exclusive technology sales and licensing agreement. EMRE has assigned several account representatives to enhance IPRC's internal marketing resources.

     At this time, the Company is concentrating its marketing efforts on North America with emphasis in the United States and Canada. Currently, several potential domestic customers are reviewing the results of IPRC's field test trials. In addition to its North American marketing efforts, the Company has been in serious discussions with entities in several countries, including Korea and Chad. The Company plans to pursue business relationships with foreign partners to penetrate the international market.

     In addition to being used for the remediation of crude oil emulsions, management feels the Company's technology can be utilized in two other potential markets. First, the Company sees uses in oil field waste management. Second, the Company believes that the MST process can be deployed in shipping lanes and ports to treat sludge from crude oil tankers as they off-load crude and clean their tanks before loading ballast.

     While the Company intends to develop and/or refine marketing plans to penetrate these sectors, no assurances can be given that any of these activities will result in sales revenues for the Company.

Competition

     The Company's competitors are firms that employ heat, pressure, chemical and centrifuge processes to dispose of solid and oily non-hazardous oil field wastes. Management believes that the MST process offers significant competitive advantages over competing oil sludge remediation processes, because it feels that the MST process is more effective and more economical than competing systems. In addition, fewer environmental problems appear to be associated with the MST process. Heat, pressure, chemical, and centrifuge processes can achieve partial remediation, but these methods have drawbacks. They are expensive, pose additional environmental risks of their own, often leave volumes of untreated hydrocarbons, and usually require the transportation of sludge to special remediation sites. Use of a centrifuge/chemical recovery system requires high heat and creates vapor problems. Fires and explosions are possible, posing a danger to personnel as well as to the environment. Complete recovery of oil seldom is achieved and requires the use of chemicals, at additional cost. Moreover, the chemicals are difficult to eliminate from the sludge, and eventually travel back to the refinery or into the wastewater system. Incineration, which is still prevalent in developing nations, is easy, low in cost and does not require sophisticated technology so long as the process is not subject to environmental rules and procedures. If done under environmental rules and regulations, however, incineration is costly. In addition, most incineration systems destroy the sludge in a way that does not produce usable hydrocarbon byproducts.

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

     Two of the Company's largest competitors are:

     * Scaltech, Inc., founded in 1986, is a leading provider of hazardous and non-hazardous refinery and petrochemical sludge processing.

     * Alfa Laval, a manufacturer of remediation equipment, has a worldwide coverage of centrifuges and other separation equipment, plus a service company in most oil producing regions.

     Many of the Company's competitors are substantially larger and have greater resources, market recognition and broader capabilities. It is also likely that other competitors will emerge in the future.

Protection of Intellectual Property

     The technology used in the MST process is proprietary. The Company owns patents to protect its design and may seek additional patents in the future. The Company has also received patent protection in 19 foreign countries. There can be no assurance that any future patent applications will result in patents being issued. Likewise, there can be no assurance that the Company's patents will afford protection against competitors with similar technology. In addition, there can be no guarantee that the patents will not be infringed upon, designed around by others, or challenged and held to be invalid or unenforceable. Proprietary rights relating to the Company's products and processes generally will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. In the absence of patent protection, competitors who independently develop substantially equivalent technology may adversely affect the Company's business.

     Third-party patents relating to technology utilized by the Company may now exist or may be issued in the future. The Company may need to acquire licenses or to contest the validity of any such patents. Significant funds may be required to defend against third party claims of patent infringement. Any such claim could adversely affect the Company until the claim is resolved. Furthermore, any such dispute could result in a rejection of any patent applications or the invalidation of any patents the Company owns. There can be no assurance that any license required under any such patent would be available to the Company or, if available, available on acceptable terms. In addition, there is no guarantee that the Company would prevail in any litigation involving such patent. Any of the foregoing could have a material adverse effect on the Company and its results of operations.

     The Company seeks to protect the technology used in the MST process in part by confidentiality agreements with its advisors, employees, consultants, suppliers and vendors. The Company also protects its technology by building interlocking security measures into its products. There can be no assurance, however, that these agreements and security measures will not be breached or that competitors will not discover the Company's trade secrets. In addition, there can be no assurance that persons or institutions providing research to the Company will not assert rights to intellectual property arising out of such research.

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

Government Regulation

     The Company's products are subject to government regulation by the United States Environmental Protection Agency, local and state environmental agencies, and local health departments. The Company believes that its products meet or exceed all applicable safety and environmental regulations. All units will be manufactured to meet United States, Canadian and European standards for construction and safety.

Employees

     As of February 8, 2001, the Company leased all of its fourteen full-time employees from a national employee leasing company. Seven were engaged in testing and manufacturing and seven were involved in sales and administration.

ITEM 2.     DESCRIPTION OF PROPERTY


     The Company leases a 10,000 square foot facility that houses the Company's office, test facility and manufacturing divisions in Houston, Texas under a lease that expires in April 2005. The lease payment for this space is approximately $6,300 per month.

ITEM 3.     LEGAL PROCEEDINGS

     A lawsuit involving the Company was filed on July 20, 2000 in the 334th District Court of Harris County, Texas. Plaintiff, a former employee, filed claims against several defendants, including the Company and Henry Kartchner, the Company's Chairman and former Chief Executive Officer. Plaintiff alleged that the Company:

1. has breached the Plaintiff's employment contract and owes Plaintiff the benefit of that contract from June 1997 through August 2001 including unpaid salary and specified fees in relation to the Company filing and receiving patents which were the direct or indirect result of Plaintiff's work product. In addition, Plaintiff asserted that he had a perfected security interest in certain assets acquired by the Company and is entitled to his share of the proceeds traded for the encumbered assets in the form of Company stock.

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

     As of January 15, 2001, litigation had been stayed as to Mr. Kartchner and several of the other defendants pursuant to a mandatory arbitration provision in the subject employment contracts and royalty agreements. The plaintiff had not yet initiated an arbitration proceeding but it was anticipated that he would do so in the near future.

     The Company is still a defendant in the lawsuit and has taken the position that it was not a party to any of the subject contracts or agreements and, therefore, has no obligation to the plaintiff for any damages. The lawsuit is in the early stage of development and the ultimate outcome cannot be determined at this time.

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

     The following table sets forth the range of high and low bid quotations for the Company's Common Stock for each of the quarters within the last two fiscal years:


                         High and Low Bid Prices

     Fiscal Year 1999                      Low Bid     High Bid

     First Quarter (11/1/98-1/31/99)       $ 0.500     $ 2.250
     Second Quarter (2/1/99-4/30/99)       $ 2.000     $ 3.281
     Third Quarter (5/1/99-7/31/99)        $ 1.375     $ 3.062
     Fourth Quarter (8/1/99-10/31/99)      $ 1.250     $ 2.562

     Fiscal Year 2000                      Low Bid     High Bid

     First Quarter (11/1/99-1/31/00)       $ 1.125     $ 2.437
     Second Quarter (2/1/00-4/30/00)       $ 1.500     $ 2.812
     Third Quarter (5/1/00-7/31/00)        $ 1.500     $ 2.375
     Fourth Quarter (8/1/00-10/31/00)      $ 1.312     $ 1.875

     The quotations in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

     As of February 8, 2001 there were 664 registered holders of the Company's Common Stock.

Dividends

     The Company has not paid cash dividends to date, and does not expect to pay any cash dividends in the foreseeable future. The Company intends to retain any earnings to finance its future growth.

Recent Sales of Unregistered Securities

     Throughout the fiscal year 2000, the Company issued securities without registration under the Securities Act of 1933, to various cash investors.
Each issuance was structured to contain a specified number of shares of the Company's Common Stock and Warrants. Each Warrant was based on a price of $0.20 per Warrant. Each Warrant is exercisable for $3.00 per share and expires 3 years from the issuance date. A summary of these transactions follows:

Issuance Date      No. shares      No. Warrants     Proceeds

  11/12/99           14,394           6,250          $25,000
  11/12/99           28,788          12,500          $50,000
  11/12/99           28,788          12,500          $50,000
  12/02/99           14,394           6,250          $25,000
  02/02/00           14,394           6,250          $25,000
  02/07/00           14,394           6,250          $25,000
  02/10/00           48,939          21,250          $85,000
  02/16/00            5,758           2,500          $10,000
  02/16/00            5,758           2,500          $10,000
  02/16/00            5,758           2,500          $10,000
  02/22/00            5,758           2,500          $10,000
  02/25/00            5,758           2,500          $10,000
  03/07/00            6,045           2,625          $10,500
  03/07/00           14,394           6,250          $25,000
  03/08/00           11,515           5,000          $20,000
  03/08/00           11,515           5,000          $20,000
  03/13/00           20,152           8,750          $35,000
  03/13/00           14,394           6,250          $25,000
  03/15/00            5,758           2,500          $10,000
  03/21/00           11,515           5,000          $20,000
  04/10/00          143,939          62,500         $250,000
  04/10/00           28,788          12,500          $50,000
  04/10/00           28,788          12,500          $50,000
  04/10/00           14,394           6,250          $25,000
  05/24/00           28,788          12,500          $50,000
  06/19/00           14,394           6,250          $25,000
  06/19/00            5,758           2,500          $10,000
  06/19/00            5,758           2,500          $10,000
  09/09/00           17,273           7,500          $30,000

     During fiscal year 2000, the Company also issued the following shares of its Common Stock without registration under the Securities Act of 1933:

Issuance Date     No. shares     To Whom Issued        Purpose

   03/02/00         10,000       Vendor                Deposit on
                                                       Future Services
                                                       Valued at $23,000

   06/15/00            450       Vendor                Discharge of
                                                       Accounts Payable
                                                       Of $742

   08/21/00          6,977       Employee 1            Cash Investment
                                                       of $3,000

Issuance Date     No. shares     To Whom Issued        Purpose

   09/19/00         28,689       Employee 1            Bonus of $35,000
                                                       for Fiscal Year
                                                       2000

   09/19/00          3,000       Employee 2            Bonus of $3,420
                                                       for Fiscal Year
                                                       2000

   09/19/00         98,361       Employee 3            Bonus of $120,000
                                                       for Fiscal Year
                                                       2000

   09/19/00         40,984       Employee 4            Bonus of $50,000
                                                       for Fiscal Year
                                                       2000

   09/19/00         34,836       Employee 5            Bonus of $42,500
                                                       for Fiscal Year
                                                       2000

     The Company relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 thereunder, which cover "transactions by an issuer not involving any public offering," to issue the securities discussed above without registration under the Securities Act of 1933. The Company made a determination in each case that the person to whom the securities were issued did not need the protections that registration would afford. The certificates representing the securities issued were marked with a legend indicating that transfer of the securities was restricted because they had not been sold in a registered offering. The Company believes that the investors to whom securities were issued had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment. The Company also believes that the investors had access to the same type of information as would be contained in a registration statement.

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

Overview

     This past year rising oil prices have pushed inflation somewhat higher than it would have been if oil prices had remained flat. Winter fuel prices rose bringing consumers higher heating bills than those seen last winter, with some customers in the western United States facing monthly increases of 50% or more on their utility bills. Inventories of key heating fuels especially heating oil were below normal and substantially below those at the outset of the winter of 1999-2000, and crude oil and natural gas prices were at relatively high levels. Higher prices for crude oil have led to higher prices for all petroleum products this year compared to 1999 levels. United States daily average oil production of about 8.2 MMBD (5.8 MMBD crude oil, 1.95 MMBD natural gas liquids, and 0.4 MMBD other hydrocarbon and alcohol inputs) continues to fall from prior years, and crude oil production has fallen by more than one third since the mid-1980's, from 9 MMBD in 1985. (Sources: Dow Jones News Wire Service; various issues of the U.S. Energy Information Administration publication; WEFA "World Economic Outlook" (Developing Countries-2nd Quarter, 2000)).

     With the current boost from higher oil prices, U. S. major oil companies appear to be rebounding from the deep cuts made to their domestic oil exploration and development spending during the oil price collapse of 1997/1998. Technology and enhanced efficiency are increasingly becoming major components in oil recovery, especially in the United States and Canada, where exploration and production are relatively expensive compared to places like Africa, Asia, South America and the Middle East. It is into this current economic setting that IPRC and its exclusive global marketing representative, ExxonMobil, are striving to introduce the Microwave Separation Technology
(MST) to the oil producers and refiners of the world.

     During fiscal year 2000, IPRC worked on four significant areas: technology improvement, marketing, expanded fields of use, and consolidation of operations. While much of IPRC's effort was directed toward these activities, attempts were also made to insure enhancement of shareholder information and vendor relations. One significant organizational and leadership event occurred on October 16, 2000. William W. Chalmers,Jr., was hired by IPRC to serve as President, Chief Executive Officer and Director. A former President of Shell Chemical Holdings and Executive Vice President of Shell Polypropylene, Bill will be working on commercialization of IPRC's technology within current fields of use and initially in the waste minimization and remediation area. Bill replaced C. Brent Kartchner, who stepped down as President of IPRC to assume the role of President of Petrowave, the operations arm of IPRC.

     Several technical improvements were made to the MST configuration during 2000. These were a result of the lessons learned from the successful Mobil refinery demonstration in Torrance, California during 1998 and 1999, and from ongoing demonstrations in oil production fields in Tyler, Texas and in the oil sands of Alberta, Canada. During fiscal year 2000, the original applicator design was improved and installed in Torrance and on the demonstration unit. The computer control system was expanded to include touch screen controls and total system monitoring from the operator's computer station. The skid mounted MST configuration was streamlined and the demonstration unit trailer has been upgraded with enhanced components, all of which meet the national standards requirements for use in the United States, Canada and Europe. Additionally, as a result of the improvements, a field site can now be connected via modem to the Houston offices so that the production site can be monitored and the data analyzed on a real-time basis. These systems provide IPRC's operators and customers with more precise, instant information to best determine how, where, and when to use this technology in the field or refinery.

     The past year has seen IPRC make significant strides in marketing our Microwave Separation Technology (MST) throughout the petroleum and petrochemical industries. In addition to focusing our primary effort on these two areas as the basis for the application of the MST under our current field of use, we are exploring alternative opportunities in waste remediation and oil production enhancement. Our first commercial MST installed at the ExxonMobil Refinery in Torrance, California continues to operate and add benefits to the refinery. The merger of Mobil and Exxon has provided us with the world's largest and finest petroleum and petrochemical marketing partner in ExxonMobil Research and Engineering (EMRE). Through their efforts, papers discussing the merits of the MST were presented at the March 2000 meeting of the American Institute of Chemical Engineers (AICHE) in Atlanta, Georgia and at the 2000 Annual National Petroleum Refiners Association meeting in San Antonio, Texas. Both of these venues have increased our visibility among prospective clients. The latter presentation was especially exciting for IPRC as ExxonMobil showcased our technology and ran a new marketing video which focused on IPRC and its use of microwaves to change the way oil emulsions are
treated.   From these events, IPRC has received multiple inquiries, which have led to several marketing presentations, site visits by potential customers to both Houston and Torrance, demonstrations of the technology at customer sites in Texas and Canada, and the development of potential applications in several areas of the world, including Canada, Africa and Korea. Our marketing agreement with ExxonMobil Research and Engineering has provided us access to their resources for both marketing and technical assistance. This joint effort should begin to pay dividends for our marketing effort in 2001.

     IPRC continues to review areas in which the MST may make significant inroads to enhance a client's operational efficiency. Working with our marketing partner, IPRC's marketing and engineering staff continues to evaluate applications in refinery processing, upstream production sites, and downstream activities. Our most current activity involves treating emulsions generated in the oil sands of Alberta, Canada.

     On July 15, 2000 IPRC completed its office consolidation and relocation by moving to a new industrial area in Houston, Texas. The new facility brings its administrative offices, technical lab and mechanical shop together at one location. This move allows IPRC to provide its customers, future customers and shareholders with a much faster response to their inquiries and needs.
The new location is   1970 South Starpoint Drive, Houston, Texas 77032.  New
telephone numbers are 281-821-1110 (office), 281-821-1118 (fax).

     The consolidated office and manufacturing facility is a vast improvement over the previous operation. The testing facility has been expanded to permit bench testing of various centrifuge separation devices following conditioning of the emulsion with the MST. Also, we have hosted perspective clients from Canada, South Korea and several United States companies to discuss the MST process. A demonstration of the microwave capability in handling food waste was conducted as part of a joint project between IPRC and Food Development Corporation to expand fields of use for the technology and to establish business relationships with companies in other industries.

     A second MST-1000 skid mounted unit is under construction in our Houston manufacturing facility. This unit is being built now in anticipation of successful completion of EMRE's marketing efforts to place additional MST-1000s with a major refinery. ExxonMobil's May 15, 2000 announcement confirming their finalization of a "worldwide marketing and technology development agreement for a revolutionary emulsion-breaking technology" with IPRC has been well received within ExxonMobil and throughout the petroleum industry. Our marketing group has received numerous requests for information from some of the largest refiners and petroleum producers.

     This year IPRC's stock registration (Blue Sky registration) was expanded from 8 states to 36, including the District of Columbia. On May 26, 2000, Standard & Poor's Corporation Records began coverage of IPRC in its Investor Relations Program. We are working to expand our registration to include all 50 states. This expanded registration, together with the ExxonMobil marketing agreement announcement, has resulted in interest from a number of petroleum industry financial and journalistic organizations. Equity analysts from several of the largest banks in America visited IPRC to discuss the technology and learn more about our financing needs. A local television station, KC3TV interviewed our chairman, Henry Kartchner, and broadcast the interview over the cable affiliate for two weeks. Writers for World Oil Magazine, The American Oil & Gas Reporter, Houston Business Journal and Oil and Gas Journal's Online Magazine have reported on our technology to their readers.
An extensive article in Oil and Gas Journal was released the week of November 6, 2000. Hydrocarbon Processing featured the MST and IPRC in its November 2000 catalogue. Within ExxonMobil's Research and Engineering organization, several internal articles have been released to expand their organization's understanding of our technology and its relationship within ExxonMobil.

     Our number one priority in fiscal year 2001 will be to improve our cash flow position. The lack of outside cash flow has put downward pressure on our marketing and manufacturing efforts in 2000. We are working with our marketing partner to develop quicker contract conclusion to move IPRC into a positive cash flow and profitable operating position. Bringing a new technology to a conservative industry has been slower than initially forecast, but the hard work of the past and the new relationships being created are beginning to bear fruit. Success seems to come slowly in the oil business, but we know that we have the best technology, that we are very cost competitive, and that the industry is starting to find its way to our doors.

Fiscal Year Ended October 31, 2000 Compared to Fiscal Year Ended October 31,
1999

Revenue

     During fiscal year 2000, the Company recognized $318,847 in revenue compared to $109,748 in prior fiscal year. The revenue from both fiscal years is primarily comprised of lease revenue earned from the Mobil lease at
Torrance California.   Included in revenue were fees charged to reimburse
set-up costs incurred by the Company to demonstrate the MST-1000 at various locations.

Cost of Goods Sold and Gross Profit

     During the fiscal year ended October 31, 2000, the Company incurred $816,830 in costs that were specifically identified to contract revenue. The costs were primarily comprised of $162,333 for payroll and related costs and $326,528 for costs incurred to support and repair leased equipment. Additionally, the Company incurred costs of $254,400 to transport and set-up the MST Demonstration Unit at prospective customers' locations. In addition, the Company recorded a charge of $73,569 against income for depreciation of the leased equipment.

     During the fiscal year ended October 31, 1999, the Company incurred $111,923 in costs that were specifically identified to contract revenue. The costs were comprised of $106,892 incurred to transport and set-up the MST Demonstration Unit at prospective customers' locations. In addition, the Company recorded a charge of $5,031 against income for depreciation of the leased equipment.

     Selling, General and Administrative & Research and Development Expenses

     Selling, general and administrative expenses for the year ended October 31, 2000, totaled $1,278,405 compared to $1,037,945 for same period in 1999 for an increase of $240,460. This increase was primarily comprised of the following. Advertising and travel costs increased a total of $95,235 as a result of the Company's increased activity to promote its technology. General liability insurance and health insurance costs increased $39,200 and $33,000 respectively. Payroll and related costs increased $369,790 due to the addition of six new full time employees and the issuance of bonuses to long term and key employees. Office expense increased $18,160; and rent increased $51,920 due to the Company moving to a new facility. In addition, depreciation increased $49,185. Consulting fees, professional fees and interest costs decreased $195,755, $59,045, and $25,710 respectively.

     The Company incurred research and development costs of $7,335 for the fiscal year ended October 31, 2000 compared to $74,964 in the prior year. This decrease was a result of the Company beginning to make a transition from primarily a research and development company to a manufacturing and marketing entity.

Interest and Other Expense

     During the fiscal year 2000, the Company recorded $145,372 in other expense compared to $57,810 during the year ended October 31, 1999. The fiscal year 2000 increase of approximately $87,562 was primarily attributed to the Company incurring start-up costs for new leases. Additionally, the Company recorded $54,869 in interest charges in the fiscal year 2000, compared to
$80,578 in the year 1999.   The year 2000 decrease of approximately $25,709
was due to the Company funding operations through the issuance of its Common Stock and Warrants rather that funding operations through debt.

Extraordinary Item

     During fiscal year 2000, extraordinary items increased to $26,134 from $1,253 in fiscal year 1999. The Company recorded extraordinary items as a result of vendors and note holders agreeing to forgive amounts owed.

Liquidity and Capital Resources

     IPRC's operations have been capital intensive. The Company has funded operations principally from the private placement of equity securities, primarily common stock, and warrants exercisable for common stock. On October 31, 2000, IPRC's aggregate current liabilities were approximately $768,500 compared to $458,330 in the prior year. At fiscal year end 2000, the Company had negative working capital of $555,705, compared to $433,050 at October 31, 1999.

     In addition to sale of stock during fiscal year 2000, the Company received a refundable advance of $1,000,000 in August of 2000 that was earmarked to fund operations and to construct a new MST Unit.

     Although the Company continues to use cash in, rather than supply cash from, its operations, management feels it has identified sufficient sources to fund operations in the near term. In December 2000, the Company assigned its interest in the future lease payments of a major customer to a bank in exchange for a loan of $467,250. The loan is to be repaid in six quarterly installments of $75,000 with interest at prime plus 2%. A final payment of outstanding principal and interest is due on October 2, 2002.

     Currently, the Company is in negotiations with a private individual to borrowed $375,000 on a short-term basis. In addition, the Company is exploring the possibility of funding operations in the near term through the issuance of debt equity instruments such as convertible debentures and PIK notes. As in prior years, the Company plans to continue raising capital through the sale of its Common stock and Warrants exercisable for Common stock. There can be no assurance that such sales of Common Stock and Warrants or the issuance of debt equity instruments will occur, or if they occur, that they can be completed on terms favorable to the Company.

     The Company also expects to generate revenue from fees charged to demonstrate the MST-1000 to potential customers during the first quarter of 2001 and from payments from future equipment leases.

ITEM 7.     FINANCIAL STATEMENTS

     Financial Statements begin on the page immediately following the Exhibit Index.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following are the directors and executive officers of the Company.

     Henry H. Kartchner, 76, has served as a director and Chairman of the Board of the Company from December 1995 to the present. He served as Chief Executive Officer from December 1996 until October 16, 2000. Mr. Kartchner also is Chief Executive Officer of Food Development Corporation, an international agribusiness, which he founded in 1975. Under his leadership, FDC grew to annual revenues of $75 million. In 1970, he founded Desert Magic, Inc., an agribusiness that included 10,000 acres of irrigated land, processing plants and a nationwide marketing system. During the 1960's, Mr. Kartchner was an executive with the H.J. Heinz company and was responsible for the fastest growing food sector of Heinz. Henry H. Kartchner is the father of C. Brent Kartchner.

     C. Brent Kartchner, 54, was the Vice President of Operations from September 1995 to January 1998. In January 1998, he was elected to the office of President of the Company and served in that capacity until October 16, 2000. On October 16, 2000, Mr. Kartchner tendered his resignation as President. At that time, he was elected to the office of President of Petrowave, the operations unit of the Company. In addition, Mr. Kartchner has served on the Board of Directors from September 1995 to the present. From 1992 to 1994, Mr. Kartchner was General Manager and co-owner of Pacific Northwest Farming--Oregon Potato Processing Center, a 12,000 acre agribusiness that included production, marketing, and transportation divisions. In addition, that company operated the nation's largest potato dehydrating factories. From 1987 to 1992, Mr. Kartchner was Vice President of Marketing of Sunkyong Limited, one of the largest grain/foodstuff importers into South Korea. Mr. Kartchner received a Bachelor of Science degree in agronomy and business management from Brigham Young University in 1971. C. Brent Kartchner is the son of Henry H. Kartchner.

     On October 16, 2000, William W. Chalmers, Jr., 54, was named as President, CEO and Director of the Company. Mr. Chalmers is a high growth business developer and turnaround management specialist. He is the former president of Shell Chemical Holdings and the former Executive Vice President of Shell Polypropylene and brings over thirty years of experience in the petroleum and petrochemical industry. He is experienced at leading technology commercialization, product development, rapid sales growth and marketing development.

     Scott Jensen, 29, was elected Secretary and Treasurer of the Company in January 1998. He had served as Controller of the Company from December 1996 to the present. He began working for the Company in 1995. Mr. Jensen has been involved in many aspects of the Company's business, including manufacturing, accounting, finance, and operations. He aided in the manufacture of the Company's first MST unit. Mr. Jensen received a bachelor's degree in business management from Brigham Young University, Hawaii, in 1995. Mr. Jensen is the son-in-law of C. Brent Kartcher.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's executive officers and directors and any persons who own beneficially more than 10% of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") as well as to furnish the Company with a copy of each such report. Additionally, SEC regulations require the Company to identify in its proxy statement and Annual Report on Form 10-KSB those individuals for whom one or more of these reports required under Section 16 was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To management's knowledge, all executive officers, directors and 10% stockholders met the requirements of Section 16(a) during the 2000 fiscal year.

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

                                                                   Long Term Compensation
                                       Annual Compensation        Awards          Payouts
         (a)          (b)       (c)       (d)     (e)         (f)       (g)          (h)          (i)
                                                 Other       Rest-     Secur-
Name                                             Annual      ricted    ities                   All other
and                                              Compen-     Stock     Underlying    LTIP      Compensa-
Principal                     Salary     Bonus   sation      Award(s)  Options/     Payouts    tion
Position             Year       ($)       ($)      ($)         ($)     SARs(#)        ($)         ($)

Henry H. Kartchner   2000     16,155   120,000         0        0        0             0           0
Chairman (Former     1999          0         0         0        0        0             0           0
CEO Through Oct.     1998          0         0         0        0        0             0           0
2000)

C. Brent Kartchner   2000    130,770    50,000         0        0        0             0           0
President of         1999    120,000     6,250         0        0        0             0           0
Petrowave(Former     1998    120,000         0         0        0        0             0           0
President of con-
solidated entity
through October,
2000)

William W.           2000     12,500         0         0        0        0             0           0
Chalmers, Jr.
President & CEO
(As of October 16,
 2000)

Compensation of Directors

     Directors receive no compensation or fees for their services rendered in such capacity.

Employment Contracts

     There were no written employment contracts for any IPRC executive officers in the fiscal year ended October 31, 2000. No employment contracts have been signed subsequent to year-end.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

     As of February 8, 2001 the persons (including any "group") named in the table below were believed by the management of the Company to be beneficial owners of more than five percent of the Common Stock of the Company under SEC Rule 13d-3. Under that Rule, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, management believes that each person named in the table below has sole power to vote, or dispose or direct the disposition of, all shares beneficially owned, subject to applicable community property laws.

Five-Percent Owners and Management Holdings (1)


Name &                   Shares of      Percent of                Shares of Common     Percent of Common
Address of               Common         Common                    Stock Owned if       Stock Owned if
Beneficial               Stock          Stock         Warrants    Warrants Are         Warrants Are
Owner                    Owned (2)      Owned         Owned       Fully Exercised      Fully Exercised (5)

C. Brent Kartchner         965,525        5.8%           -             965,525                5.8%
57 Quail Run Rd.
Henderson, NV 89014

Henry H. Kartchner       2,691,020       16.1%           -           2,691,020               16.1%
3216 S. Everett Place
Kennewick, WA 99336

Rex H. Lewis             3,625,000       21.7%        11,375,000    15,000,000               53.4% (4)
2325-A Renaissance Dr.
Las Vegas, NV 89119

All Executive Officers   4,076,545       24.1%           -           3,656,545               21.9%
& Directors as a
Group (3)

1. Another person or person may own beneficially 5% or more of the Company's Common Stock without management's having sufficient evidence to conclude that such an ownership position currently exists.

2. All shares are held directly except that (i) Mr. Henry H. Kartchner's beneficial holdings include 1,087,646 shares held directly by Food Development Corporation, which he controls, and (ii) Mr. Lewis' beneficial holdings are held by Maya LLC, an entity he controls. In addition to shares, Maya LLC holds one Warrant to acquire 875,000 shares of the Company's Common Stock and three Warrants each with a provision to acquire 3,500,000 shares of the Company's Common Stock. The purchase price of the Warrant Stock is $1.00 per share. The Warrants expire on December 8, 2002, December 11, 2001, March 11, 2002, and July 11, 2002 respectively.
3. Includes four individuals, Mr. Henry H. Kartchner, Mr. C. Brent Kartchner, Mr. Scott C. Hensel, and Mr. Thomas Rossi.
4. May not equal the sum of individual holdings percentages because, under SEC rules, different denominators may be used to calculate certain individual percentages.
5. The percentage ownership for the warrants held by the indicated individuals is based on an adjusted total of issued and outstanding shares giving effect only to the exercise of each individual's warrants.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 1, 1998, the Company entered into a Management Agreement with Maya LLC for a period of five years. Maya LLC is controlled by Rex H. Lewis, who is named as a major shareholder of the Company under Item 11. Under the Management Agreement, Maya LLC agreed to give consultation and advice on selection and retention of management employees, planning and development, budgeting, accounting, and general business in exchange for a management fee
equal to five percent of the gross revenue of the Company.     Included in the
Company's total general and administrative costs incurred in fiscal year 2000 is $17,300 in management fees paid to Maya LLC. At fiscal year ended October 31, 2000, three years remain on this Agreement.

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

     On December 16, 2000, the Company issued 485,790 shares of its Common Stock to Henry H. Kartchner, Chairman of the Board, to satisfy an outstanding debt of $242,895.

     Between November 12, 1999 and January 6, 2000, FDC advanced the Company a total of $60,000 to fund operations. FDC accepted a $60,000 note bearing an interest rate of 12% per annum. FDC advanced an additional $20,000 in July 2000. On August 18, 2000, the Company repaid a total of $85,560 which included principal and interest.

     During the fiscal years 2000 and 1999, FDC paid a salary of $60,000 and $45,000, respectively, to an employee the Company. These payments were nonrefundable and as such were recognized as contributed capital for services rendered.

     In November 2000, the Company contracted to lease all of its employees from a national employee leasing company. A principal owner of the leasing company was elected to the Board of Directors of the Company in November 2000.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements

     The following are included in this report:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets as of October 31, 2000 and 1999

     Consolidated Statements of Operations for the years ended October 31, 2000 and 1999 and cumulative amounts since inception

     Consolidated Statements of Stockholders' Deficit for the years ended October 31, 2000 and 1999 and cumulative amounts since inception

     Consolidated Statements of Cash Flows for the years ended October 31, 2000 and 1999 and cumulative amounts since inception

     Notes to Consolidated Financial Statements

Exhibits

     The exhibits to this report are identified in the Exhibit Index, which appears immediately after the signature page and is incorporated in this Item 13 by this reference.

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended October 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2001.

                                  IMPERIAL PETROLEUM RECOVERY CORPORATION


                                   By:/s/ Henry H. Kartchner
Date: February 13, 2001                Henry H. Kartchner
                                       Chairman of the Board


                                   By:/s/ William W. Chalmers, Jr.
Date: February 13, 2001                William W. Chalmers, Jr.
                                       President, CEO, & Director
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)


                                   By:/s/ C. Brent Kartchner
Date: February 13, 2001                C. Brent Kartchner
                                       Director



                                   By:/s/ Scott C. Hensel
Date: February 13, 2001                 Scott C. Hensel
                                        Director


                                   By:_______________________________
Date: February 13, 2001                 Thomas Rossi
                                        Director


                                   By:_______________________________
Date: February 13, 2001                 A.V. McGraw
                                        Director

                    IMPERIAL PETROLEUM RECOVERY CORPORATION

                         EXHIBIT INDEX TO FORM 10-KSB


EXHIBIT
NUMBER       IDENTIFICATION OF EXHIBIT

  3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibits 2 and 2.1 to the Company's Registration Statement on Form 10-KSB filed with the Commission with a filing date of August 8, 1996, Commission File No. 0-21169).

  3.2 Bylaws of the Company (incorporated by reference to Exhibits 3.2 to the Company's Annual Report on Form 10-KSB filed with the Commission with a filing date of November 26, 1997, Commission File No. 0-21169).

  3.3 Marketing Agreement dated October 6, 1999, between Mobil Technology Company and the Company (to be filed at a later date by Form 8-K) (Confidential Treatment has been requested for certain portions of exhibit.)

                    IMPERIAL PETROLEUM RECOVERY CORPORATION
                                 AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)



                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-2

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS                                                    F-3
   STATEMENTS OF OPERATIONS                                          F-4
   STATEMENTS OF STOCKHOLDERS' DEFICIT                               F-5
   STATEMENTS OF CASH FLOWS                                          F-11
   NOTES TO FINANCIAL STATEMENTS                                     F-13

                              REPORT OF INDEPENDENT
                           CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Imperial Petroleum Recovery Corporation


We have audited the accompanying consolidated balance sheets of Imperial Petroleum Recovery Corporation and Subsidiary (a development stage company; the "Company") as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Petroleum Recovery Corporation and Subsidiary (a development stage company) as of October 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended and cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States.

The Company is in the development stage as of October 31, 2000. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development plan and its transition, ultimately, to attaining profitable operations, is dependent upon obtaining adequate financing to fulfil its development activities and achieving a level of sales adequate to support the Company's cost structure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred consolidated cumulative net losses of $11,964,395 since inception of operations and as of October 31, 2000, the Company's current liabilities exceeded its current assets by $555,705 and it had a stockholders' deficit of $705,857. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                /s/ Grant Thornton LLP

Salt Lake City, Utah
December 20, 2000

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                         CONSOLIDATED BALANCE SHEETS

                                October 31,

                                  ASSETS
                                                      2000           1999
                                                  ------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                       $    171,822   $     17,774
  Trade accounts receivable                             11,000              -
  Other receivables, related party (Note H)              5,082              -
  Inventory, net of reserve                                  -              -
  Prepaid expenses                                      24,891          7,506
                                                  ------------   ------------
     Total current assets                              212,795         25,280

PROPERTY AND Equipment, net (Notes C, D and E)         921,147        527,099

OTHER ASSETS, net of accumulated amortization
 of $ 4,214 and $1,541 for 2000 and 1999,
 respectively                                          74,244          41,262
                                                  ------------   ------------
                                                  $  1,208,186   $    593,641

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Trade accounts payable                          $    427,211   $    270,745
  Other payables, related parties (Note H)              17,796          5,829
  Accrued liabilities                                  114,952        115,959
  Deferred revenue                                      53,872         15,764
  Current maturities of notes payable (Note D)         153,117         50,033
  Current maturities of capital lease
   obligations (Note E)                                  1,552              -
                                                  ------------   ------------
     Total current liabilities                         768,500        458,330

LONG-TERM OBLIGATIONS
  Notes payable, less current maturities
   (Note D)                                          1,137,224        221,500
  Capital lease obligations, less current
   maturities (Note E)                                   8,319              -
                                                  ------------   ------------
     Total liabilities                               1,914,043        679,830

COMMITMENTS AND CONTINGENCIES (Notes E, K, L,
 N and O)                                                    -              -

STOCKHOLDERS' DEFICIT (Notes F, G, H and I)
  Common stock, par value $0.001; authorized
   100,000,000 shares; reserved 12,951,196;
   issued and outstanding 16,700,943 in 2000
   and 15,901,597 in 1999, respectively                 16,701         15,902
  Additional paid-in capital                        11,241,837      9,910,983
  Common stock subscriptions receivable                      -         (6,509)
  Deficit accumulated during the development
   stage                                           (11,964,395)   (10,006,565)
                                                  ------------   ------------
     Total stockholders' deficit                      (705,857)       (86,189)
                                                  ------------   ------------
                                                  $  1,208,186   $    593,641
                                                  ============   ============

The accompanying notes are an integral part of these statements.

           Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   Cumulative
                                   Amounts
                                   Since            Year Ended October 31,
                                   Inception          2000          1999
                                   ------------   -----------    -----------

Revenues (Notes E, L and M)        $    454,884   $   318,847    $   109,748

Cost of goods sold                     (928,753)     (816,830)      (111,923)
                                   ------------   -----------    -----------
Gross loss                             (473,869)     (497,983)        (2,175)


Operating expenses
  Selling, general and
   administrative expenses            7,605,773     1,278,405      1,037,945
  Research and development
   expenses - prototype               3,378,676         7,335         74,964
  Acquired research and
   development expenses -
   prototype                            349,500             -              -
  Loss on abandonment of
   leased facility                      161,918             -              -
                                   ------------   -----------    -----------
                                     11,495,867     1,285,740      1,112,909
                                   ------------   -----------    -----------
     Loss from operations           (11,969,736)   (1,783,723)    (1,115,084)

Interest expense                       (201,757)      (54,869)       (80,578)

Other expense                          (151,153)     (145,372)       (57,810)
                                   ------------   -----------    -----------
     Loss before extraordinary
      item                          (12,322,646)   (1,983,964)    (1,253,472)

Extraordinary item - gain on
 extinguishment of debt                 358,251        26,134          1,253
                                   ------------   -----------    -----------

     NET LOSS                      $(11,964,395)  $(1,957,830)   $(1,252,219)
                                   ============   ===========    ===========

Net loss per common share - basic
 and diluted (Note I)
  Loss before extraordinary item   $      (1.08)  $     (0.12)   $     (0.08)
  Extraordinary item                       0.03             -              -
                                   ------------   -----------    -----------
     Net loss                      $      (1.05)  $     (0.12)   $     (0.08)
                                   ============   ===========    ===========










The accompanying notes are an integral part of these statements.

              Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

               Years ended October 31, 2000, 1999, 1998, 1997 and 1996
                   and period from inception to October 31, 1995

                                                                                                          Deficit
                                                                                                        accumulated
                                             Price       Common stock                      Additional   during the
                                             Per      ------------------   Subscriptions     paid-in    development
                                Date         Share      Shares    Amount     receivable      capital       stage
                         -----------------   -----    ---------   ------   -------------   ----------   -----------

Balances as of
November 1, 1994                             $   -    7,729,702   $7,730    $(7,730)       $        -   $      -

Issuance of common
stock for cash            Sept - Oct 1995     1.94       89,812       90          -           174,310          -
                          Sept - Oct 1995     3.85       62,858       62          -           242,038          -
Net loss                                         -         -           -          -              -         (700,240)
                                                      ---------   ------   --------        ----------   -----------
Balances as of
October 31, 1995                                 -    7,882,372    7,882     (7,730)          416,348      (700,240)

Issuance of common
stock for cash            Nov 1995-Apr 1996   1.94      158,734      159          -           308,067          -
                          Nov 1995-Apr 1996   2.41       13,794       14          -            33,351          -
                          Nov 1995-Apr 1996   3.17       21,626       22          -            68,478          -
                          Nov 1995-Apr 1996   3.88       60,044       60          -           233,120          -
                          Nov 1995-Apr 1996   4.86       11,890       12          -            57,822          -
                          Nov 1995-Apr 1996   5.07        7,366        7          -            37,393          -
                          July 1996           3.00       83,333       83          -           249,917          -
                          Sept 1996           4.34       11,513       12          -            49,989          -

Issuance of common
stock to vendors
for services rendered     Aug 1996            5.94       25,750       26          -           152,974          -

Issuance of common stock
to employees for services
rendered                  Oct 1996            4.84       38,658       38          -           187,167          -

Net loss                                                   -           -          -              -       (4,104,506)
                                                      ---------   ------   --------        ----------   -----------
Balances as of
October 31, 1996                                      8,315,080   8,315      (7,730)        1,794,626    (4,804,746)

Issuance of common
stock for cash             Apr 1997            0.80      50,000      50           -            39,950          -
                           July 1997           0.40     300,000     300           -           119,700          -
                           Aug 1997            0.34     350,000     350           -           119,650          -
                           Sept 1997           0.40   1,000,000   1,000           -           399,000          -
                           Sept 1997           0.34     350,000     350           -           119,650          -


                                                                  (Continued)














              Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     (CONTINUED)

               Years ended October 31, 2000, 1999, 1998, 1997 and 1996
                   and period from inception to October 31, 1995


                                                                                                          Deficit
                                                                                                        accumulated
                                             Price       Common stock                      Additional   during the
                                             Per      ------------------   Subscriptions     paid-in    development
                                Date         Share      Shares    Amount     receivable      capital       stage
                         -----------------   -----    ---------   ------   -------------   ----------   -----------

Contribution of capital
by stockholders                                  -            -        -        821           678,738          -
                                                      ---------   ------   --------        ----------   -----------
Issuance of common
stock to affiliated
entities in satisfac-
tion of loans and
accounts payable         Dec 1996             3.19      766,659      767          -         2,448,544          -
                         Apr 1997             2.26      100,000      100          -           225,962          -
                         July 1997            0.50      473,625      474          -           236,338          -

Issuance of common
stock to employees
in satisfaction of
loans payable            June 1997            0.30       33,000       33          -           10,967           -
                         July 1997            0.30        3,000        3          -              997           -
                         Aug 1997             0.50       22,366       22          -           11,161           -

Issuance of common
stock to vendor in
satisfaction of
accounts payable         Aug 1997             0.50       58,070       58          -           28,978           -
                         Sept 1997            0.50        5,000        5          -            4,995           -

Issuance of common
stock in satisfaction
of lease obligation      July 1997            0.59      100,000      100          -           59,200           -

Issuance of common
stock in satisfaction
of acquisition
liability                Sept 1997            0.63      100,000      100          -           62,400           -

Issuance of common
stock to vendors
for services rendered    Apr 1997             0.65      200,000      200          -          129,800           -
                         July 1997            0.50       20,800       21          -           10,379           -
                         Aug 1997             0.50       29,000       29          -           14,471           -
                         Sept 1997            0.50        5,400        5          -            2,695           -
                         Oct 1997             0.31      200,088      200          -           61,827           -


                                                                  (Continued)
















              Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     (CONTINUED)

               Years ended October 31, 2000, 1999, 1998, 1997 and 1996
                   and period from inception to October 31, 1995


                                                                                                          Deficit
                                                                                                        accumulated
                                             Price       Common stock                      Additional   during the
                                             Per      ------------------   Subscriptions     paid-in    development
                                Date         Share      Shares    Amount     receivable      capital       stage
                         -----------------   -----    ---------   ------   -------------   ----------   -----------

Issuance of common stock
to employees for
services rendered         June 1997          0.50        54,133       55          -            27,018          -
                          Aug 1997           0.50        31,200       31          -            15,568          -
Net loss                                                   -           -          -              -       (2,624,272)
                                                     ----------   ------   --------        ----------   -----------
Balances as of
October 31, 1997                                     12,567,421   12,568     (6,909)        6,622,614    (7,429,018)

Issuance of common
stock for cash            Nov 1997            0.55        4,000        4          -             2,196          -
                          Dec 1997            0.68      500,000      500          -           339,500          -
                          Mar 1998            0.66      500,000      500          -           324,568          -
                          June 1998           0.66      500,000      500          -           324,569          -

Issuance of warrants
for cash                  Dec 1997            0.12         -           -          -            60,000          -
                          Mar 1998            0.14         -           -          -            70,000          -
                          June 1998           0.14         -           -          -            70,000          -

Issuance of common
stock to vendor in
satisfaction of accounts
payable                   Sept 1998           0.78       43,000       43          -            33,540          -

Issuance of common
stock to employees for
services rendered         June 1998           0.50       17,000       17          -             8,483          -

Cancellation of
stock subscriptions       Oct 1998            0.78     (400,000)    (400)       400              -             -

Net loss                                                   -           -          -              -       (1,325,328)
                                                     ----------   ------   --------        ----------   -----------
Balances as of
October 31, 1998                                     13,731,421   13,732     (6,509)        7,855,470    (8,754,346)


                                                                  (Continued)

















              Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     (CONTINUED)

               Years ended October 31, 2000, 1999, 1998, 1997 and 1996
                   and period from inception to October 31, 1995

                                                                                                          Deficit
                                                                                                        accumulated
                                             Price       Common stock                      Additional   during the
                                             Per      ------------------   Subscriptions     paid-in    development
                                Date         Share      Shares    Amount     receivable      capital       stage
                         -----------------   -----    ---------   ------   -------------   ----------   -----------

Issuance of common
stock for cash            Dec 1998            0.58      125,000      125          -            72,375          -
                          Jan 1999            0.59      100,000      100          -            58,910          -
                          Feb 1999            0.75       20,000       20          -            14,980          -
                          Feb 1999            1.40      100,000      100          -           139,900          -
                          June 1999           1.75        2,574        3          -             4,502          -
                          June 1999           1.89      292,276      292          -           551,640          -

Issuance of 250,125
warrants for cash         Dec 1998            0.22         -           -          -            27,500          -
                          June 1999           0.25         -           -          -            73,068          -

Issuance of common
stock to related
parties in satis-
faction of obligations    Dec 1998            0.44      614,021      614          -           267,713          -
                          Dec 1998            0.50      485,790      486          -           242,409          -
                          Sept 1999           1.00      184,207      184          -           184,023          -

Issuance of common
stock in satisfaction
of debt                   Aug 1999            0.98       70,922       71          -            69,731          -

Issuance of common
stock to employees
for services rendered     Jan 1999            0.65        2,474        2          -             1,606          -
                          Jan 1999            0.63       30,000       30          -            18,720          -































              Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     (CONTINUED)

               Years ended October 31, 2000, 1999, 1998, 1997 and 1996
                   and period from inception to October 31, 1995

                                                                                                          Deficit
                                                                                                        accumulated
                                             Price       Common stock                      Additional   during the
                                             Per      ------------------   Subscriptions     paid-in    development
                                Date         Share      Shares    Amount     receivable      capital       stage
                         -----------------   -----    ---------   ------   -------------   ----------   -----------

Issuance of common
stock for services
rendered                  Jan 1999            0.65          449        1          -               291         -
                          Jan 1999            0.60        2,490        2          -             1,492         -
                          Aug 1999            1.44      139,973      140          -           233,615         -

Contribution of capital
by related party          Various              -           -           -          -            26,023         -

Note payable to a
principal shareholder
contributed as capital    Sept 1999            -           -           -          -            67,015         -

Net loss                                                   -           -          -              -      (1,252,219)
                                                     ----------   ------   --------        ----------  ------------


Balances as of
October 31, 1999                                     15,901,597   15,902     (6,509)        9,910,983  (10,006,565)

Issuance of common
stock for cash
(Note F)                   Nov 1999-Sept
                           2000               1.65      576,049      576          -           949,905         -

Issuance of 250,125
warrants for cash
(Note G)                   Nov 1999-Sept
                           2000               0.20         -           -          -            50,025         -

Issuance of common
stock upon exercise
of nonqualified stock
options (Note F)            Aug 2000          0.43        6,977        7          -             6,970         -

























              Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     (CONTINUED)

               Years ended October 31, 2000, 1999, 1998, 1997 and 1996
                   and period from inception to October 31, 1995

                                                                                                          Deficit
                                                                                                        accumulated
                                             Price       Common stock                      Additional   during the
                                             Per      ------------------   Subscriptions     paid-in    development
                                Date         Share      Shares    Amount     receivable      capital       stage
                         -----------------   -----    ---------   ------   -------------   ----------   -----------

Issuance of common
stock to employees
for services rendered
(Note F)                  Oct 2000            1.22      202,870      203          -           247,297         -
                          Oct 2000            1.14        3,000        3          -             3,417         -

Issuance of common
stock for services
(Note F)                  March 2000          2.30       10,000       10          -            22,991         -
                          June 2000           1.65          450        -          -               742         -

Contribution of capital
by related party          Various              -           -           -          -            56,016         -

Write off of
subscription
receivable                Oct 2000             -           -           -      6,509            (6,509)        -

Net loss                                                   -           -          -              -      (1,957,830)
                                                     ----------  -------   --------       ----------- -------------

Balances as of
October 31, 2000                                     16,700,943  $16,701   $      -       $11,241,837 $(11,964,395)
                                                     ==========  =======   ========       =========== ============































The accompanying notes are an integral part of these statements.

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Cumulative
                                          amounts
                                           since          Year ended October 31,
                                          inception         2000           1999
                                         ------------    -----------    -----------

Increase (decrease) in cash and cash
 equivalents
  Cash flows from operating activities
   Net loss                              $(11,964,395)   $(1,957,830)   $(1,252,219)
   Adjustments to reconcile net loss
    to net cash used in operating
    activities
     Contributed capital for services
      rendered and liabilities paid            82,039         56,016         26,023
     Gain on extinguishment of debt          (358,251)       (26,134)        (1,253)
     Depreciation and amortization            235,960        140,126         44,621
     Noncash charge associated with
      acquisition                             349,500           -              -
     Accrued loss on abandonment of
      leased facility                         161,918           -              -
     Charges associated with stock
      issuances to employees, vendors
      and related parties                   1,049,770        274,663        317,725
     Noncash expenses incurred by
      affiliate                               661,677           -              -
     Loss on disposal of property and
      equipment                                13,177           -              -
     Changes in assets and liabilities
       Trade accounts receivable              (11,000)       (11,000)          -
       Other receivables, related party        (5,082)        (5,082)          -
       Prepaid expenses                       (24,891)       (17,385)          -
       Other assets                           (84,423)       (35,655)       (26,134)
       Trade accounts payables              1,343,603        182,600         93,072
       Other payables, related party           17,796         11,967           -
       Accrued liabilities                    242,353         (1,007)       148,336
       Deferred revenue                        53,872         38,108         15,764
                                         ------------    -----------    -----------
          Total adjustments                 3,728,018        607,217        618,154
                                         ------------    -----------    -----------
          Net cash used in
           operating activities            (8,236,377)    (1,350,613)      (634,065)
                                         ------------    -----------    -----------

Cash flows from investing activities
 Cash paid for acquisition                    (94,000)          -              -
 Purchases of property and equipment       (1,156,998)      (520,886)      (427,008)
                                         ------------    -----------    -----------
           Net cash used in
            investing activities           (1,250,998)      (520,886)      (427,008)
                                         ------------    -----------    -----------







                                     (Continued)


            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                         Cumulative
                                          amounts
                                           since          Year ended October 31,
                                          inception         2000           1999
                                         ------------    -----------    -----------

Cash flows from financing activities
 Proceeds from issuance of common
  stock and warrants                        6,610,483      1,007,483        929,505
 Proceeds from issuance of long-term
  debt                                      3,640,377      1,018,808        100,000
 Principal payments on long-term debt        (590,919)          -              -
 Principal payments on capital lease
  obligations                                    (744)          (744)          -
                                         ------------    -----------    -----------
          Net cash provided by
           financing activities             9,659,197      2,025,547      1,029,505
                                         ------------    -----------    -----------
          Net increase (decrease) in
           cash and cash equivalents          171,822        154,048        (31,568)

Cash and cash equivalents at beginning
 of period                                       -            17,774         49,342
                                         ------------    -----------    -----------
Cash and cash equivalents at end of
 period                                  $    171,822    $   171,822    $    17,774
                                         ============    ===========    ===========

Supplemental disclosure of cash
 flow information
  Cash paid during the period for
   Interest                              $    104,139    $    54,869    $    39,287


Noncash investing and financing activities

The following noncash activities occurred in 2000 and 1999:

2000

  The Company incurred capital lease obligations of $10,615 for equipment acquisitions.

  The Company wrote off $6,509 in uncollected subscriptions receivable.

  Extraordinary gains were realized on the forgiveness of obligations to vendors in the amount of $26,134.

1999

  As a result of the issuance of stock in satisfaction of certain obligations described in Notes F and H, accounts payable was decreased by $241,214, accrued liabilities were decreased by $126,114 and notes payable was decreased by $415,422.

  Extraordinary gains were realized on the forgiveness of obligations to vendors in the amount of $1,253.






The accompanying notes are an integral part of these statements.

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

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

     2.  Principles of consolidation and financial statement presentation

     The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiary, Petrowave Corporation. Significant intercompany transactions and balances have been eliminated in consolidation.

     3.  Use of estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

     4.  Cash and cash equivalents

     The Company considers all highly liquid investments, with original maturity dates of three months or less when purchased, to be cash equivalents.

     5.  Inventories

     Inventory consists of components to be assembled into the Company's products. Inventory is valued at lower of cost or market. Cost is determined using the first-in, first-out method. The recoverability of inventory is dependent upon the Company entering into agreements to lease the completed units. As a result of the uncertainty of recoverability, management has recorded a reserve of $260,000 against the value of inventory.

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     6.  Other assets

     Included in other assets are long-term deposits and patents. The cost of patents is capitalized and amortized to operations on the straight-line method over their estimated useful lives or statutory lives whichever is shorter.

     7.  Property and equipment

     Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives. The straight-line method of depreciation is followed for financial reporting purposes.

     8.  Research and development costs

     The Company conducts research and development to develop new products or product improvements not directly related to a specific project. Research and development costs have been charged to expense as incurred.

     9.  Advertising costs

     Advertising costs are expensed in the period incurred.

     10. Revenue recognition

     Revenue on contracts from crude oil sludge recovery services is accounted for principally by the percentage-of-completion method whereby revenue is recognized based on the estimated stage of completion of individual contracts. Revenues on contracts from rental equipment is recognized according to contract terms.

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

                          October 31, 2000 and 1999

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

     14. Loss per common share

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS are calculated by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. Potential common shares having an antidilutive effect on periods presented are not included in the computation of dilutive EPS.

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

     16. Certain reclassifications

     Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company is still considered a development stage company, has generated limited revenue through October 31, 2000, and has sustained substantial losses from operations since inception. In addition, as of October 31, 2000, its current liabilities exceeded its current assets by $555,705 and it has a deficit accumulated during the development stage of $11,964,395. During fiscal year 2000, the Company used $1,350,613 of cash in operating activities, which was funded primarily through equity transactions, rather than provided by its operations.

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

     The Company has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

    * In December 2000, the Company assigned its interest in the future lease payments of its Mobil Torrance lease to a bank in exchange for a loan $467,250. The proceeds of the loan will be used to fund operations.

    * The Company has entered into a 24-month Worldwide Marketing Agreement with an oil company to provide the Company with marketing and sales assistance. The two companies have agreed to share certain of the revenue related to this agreement.

    * The Company is currently in negotiations with a private individual to obtain a short-term loan of $375,000 to fund operations.

    * The Company is currently exploring the possibility of raising additional funding in the near term through the issuance of debt or equity.

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment and estimated useful lives consist of the following:

                                      Years        2000         1999
                                      -----     ----------    ---------
     Furniture and fixtures           1-5       $   25,650    $  25,649
     Machinery and equipment          2-7          106,502       77,227
     Rental equipment                 7            515,861      420,471
     Automobiles                      4-7          117,441       97,715
     Capital leased equipment         5             10,615         -
     Leasehold improvements           5             75,835         -
     Demonstration unit               7            208,005         -
     Equipment under construction     -             92,654         -
                                                ----------    ---------
                                                 1,152,563      621,062
     Less accumulated depreciation                (231,416)     (93,963)
                                                ----------    ---------
                                                $  921,147    $ 527,099
                                                ==========    =========

     Included in property and equipment is $10,165 of equipment under capital leases at October 31, 2000. The related accumulated depreciation is $994.

NOTE D - LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                   2000         1999
                                                ----------    --------
     Notes payable:

       10% note payable to a corporation,
       due September 2003, interest paid
       in full at date incurred, principal
       due in full at maturity, not
       collateralized.                          $  121,500    $121,500

       10% note payable to a limited
       partnership, due June 2001, interest
       due semi-annually, principal due in
       full at maturity, not collateralized.       100,000     100,000

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

NOTE D - LONG-TERM OBLIGATIONS - CONTINUED

                                                   2000        1999
                                                ----------    --------

       10% note payable to a related party
       and stockholder, due in full in 2001
       upon negotiation, convertible at
       anytime into shares of the Company's
       common stock at $0.31 per share, not
       collateralized.                              50,033      50,033

       Note payable to a company relating to
       a Marketing Agreement discussed in
       Note E3.  The note bears no interest
       and is due in full in August 2003.        1,000,000        -

       11% note payable to a financial
       institution, due August 2005,
       payments of principal and interest
       due monthly, collateralized by
       automobiles.                                 18,808        -
                                                ----------    --------
                                                 1,290,341     271,533
     Less current maturities                       153,117      50,033
                                                ----------    --------
                                                $1,137,224    $221,500
                                                ==========    ========

     Scheduled maturities of long-term obligations as of October 31, 2000, are as follows (see also Note N):

     Year ending October 31,
            2001                               $  153,117
            2002                                    3,443
            2003                                1,125,346
            2004                                    4,292
            2005                                    4,143
         Thereafter                                  -
                                               ----------
                                               $1,290,341
                                               ==========

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999


NOTE E - COMMITMENTS AND CONTINGENCIES

     1.  Lessee leasing

     The Company leases office space, a manufacturing and lab facility, office equipment and automobiles under long-term operating and capital leases expiring through the year 2005 with monthly payments of approximately $6,370. Under the operating lease agreements, the Company is required to maintain property insurance and assume the responsibility for maintaining the property. Minimum rentals on capital leases have been capitalized at the market value of the leased property or the present value of the rentals at the inception of the leases and the obligation for such amounts recorded as liabilities. Amortization of the capitalized assets, which is included in depreciation and amortization expense, is computed on the straight-line basis over the life of the asset or the lease term, whichever is shorter, and interest expense is accrued on the basis of the outstanding lease obligations.

     The Company's future minimum lease payments under capital and operating leases at October 31, 2000 are as follows:

                                             Capital      Operating
     Fiscal year ending                      leases        leases
     ------------------                      -------      ---------

           2001                              $ 2,602      $ 73,807
           2002                                2,839        73,806
           2003                                2,839        80,106
           2004                                2,839        77,102
           2005                                1,891        37,800
        Thereafter                              -             -
                                             -------      ---------
     Total minimum lease payments             13,010      $ 342,621
                                                          =========
     Less amount representing interest         3,139
                                             -------

     Present value of net minimum lease
      payments                                 9,871

     Less current portion                      1,552
                                             -------

     Long-term portion                       $ 8,319
                                             =======

     Total rent expense for the years ended October 31, 2000 and 1999, was approximately $97,000 and $93,000, respectively and cumulative since inception of approximately $785,000.

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

NOTE E - COMMITMENTS AND CONTINGENCIES - CONTINUED

     2.  Lessor leasing

     As of October 31, 2000, the Company had leased certain equipment expiring through 2002. Future minimum rental receipts as of October 31, 2000 are as follows:

     Year ending October 31,
     -----------------------
            2001                         $325,000
            2002                          297,917
         Thereafter                          -
                                         --------
                                         $622,917
                                         ========

     Total rental income for the year ended October 31, 2000 was approximately $310,000.

     3.  Worldwide marketing agreement

     During 1999, the Company entered into a 24-month Worldwide Marketing Agreement (the Marketing Agreement) with an oil company to provide the Company with marketing and sales assistance. For such assistance, the Company has agreed to share certain of the revenues related to this Marketing Agreement with the oil company. After the 24-month period, the oil company can, at its option, extend the Marketing Agreement for an additional eight years.

     4.  Project management services agreement

     During 2000, the Company entered into an agreement with a construction company to provide project management, equipment design and fabrication services to the Company. The contractual arrangement lasts until completion of the services and will be determined by the construction company. Fees paid by the Company are based on $200 plus 150 shares of common stock per day in addition to reimbursement of certain costs.

     5.  Legal representation agreement

     During 2000, the Company entered into an agreement with legal counsel to receive legal services as needed from time to time. A deposit consisting of 10,000 shares of common stock valued at $2.30 per share was exchanged at the inception of the agreement and will be earned as services are performed. Unearned shares will be returned to the Company. Services will be exchanged at an agreed upon blended rate to be paid in cash and the remainder in the Company's common stock.

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

NOTE E - COMMITMENTS AND CONTINGENCIES - CONTINUED

     6.  Advisory services agreement

     During 2000, the Company entered into a 5-year Advisory Services Agreement (the Advisory Agreement) with two consulting firms to provide advisory services in connection with designing a financial and business structure for the Company. For such services rendered, the Company has committed to pay agreed upon amounts contingent upon the Company's common stock reaching certain trading prices and has mutually agreed upon other fees to be paid contingent upon the financial situation of the Company.

NOTE F - STOCKHOLDERS' DEFICIT

     1.  Common stock

     During fiscal 2000 and 1999, the Company issued 10,450 and 2,939 shares of common stock, respectively, to an attorney, consultants, and vendors for services on behalf of the Company. Expenses of $742 and $1,786, respectively, and prepaid expenses of $23,000 were associated with these issuances and represent the fair value of the shares issued.

     Also during fiscal 2000 and 1999, the Company issued 205,870 and 32,474 shares, respectively, of common stock to certain employees of the Company for services received. Compensation expense recorded as a result of these stock issuances during fiscal 2000 and 1999 was $250,920 and $20,358, respectively.

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

     During fiscal 1999, the convertible option on a $303,775 note payable was exercised on a portion of the outstanding debt to a related party (Note H). Under an agreed upon conversion rate of $0.44 per share, 798,228 shares were issued. As a result, long-term obligations were decreased by $420,966 and accrued liabilities were decreased by $31,568.

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

NOTE F - STOCKHOLDERS' DEFICIT - CONTINUED

     1.  Common stock - continued

     In August 1996, the Company acquired certain assets consisting of technology, patents and furniture and laboratory equipment from Phonon Technologies, Inc. (PTI), a Houston, Texas, based research and development company, engaged in the development of microwave chemistry technologies. The original purchase price for the assets was $689,000, of which $94,000 was paid at closing and the remainder with a nonrecourse note payable collateralized only by the technology and assets acquired. The Company allocated $349,500 of the purchase price to acquired research and development costs which were expensed in the statement of operations. The remaining $339,500 related to other technology was capitalized. The Company paid an additional amount of $193,000 during 1997. The Company reached an agreement in July 1997 to restructure the note payable by reassigning the capitalized technology to the seller in satisfaction of the remaining balance on the note and issuance of 100,000 shares of common stock.

     2.  Subscriptions receivable

     During fiscal 2000, the Company wrote off $6,509 in uncollected stock subscriptions receivable.

     3.  Additional paid-in capital

     During 2000 and 1999, obligations to and services rendered by a related party were relieved and recognized, respectively (Note H). As a result, additional paid-in capital was increased by $56,016 and $26,023, respectively.

     During fiscal 1999, obligations to a related party (FDC) totaling $67,015 were relieved (Note H) and have been recorded as additional paid-in capital.

NOTE G - STOCK OPTIONS AND WARRANTS

     The Company's board of directors has the authority to sell or grant warrants to employees and certain non-employees. These warrants are considered nonqualified for income tax purposes. As of October 31, 2000, the Company has sold or issued warrants to purchase shares of the Company's common stock of which 12,741,196 warrants are still outstanding. The Company has reserved this amount of its authorized shares. The warrants vest immediately upon grant and have a weighted-average remaining contractual life of 1.6 years.

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

NOTE G - STOCK OPTIONS AND WARRANTS - CONTINUED

     Changes in the Company's warrants are as follows:

                                                                Weighted
                                                Exercise    average exercise
                                   Warrants      price           price
                                  ----------  ------------  ----------------

Outstanding at November 1, 1998   10,700,000  $0.50 - 1.00       $0.99
 Granted                           1,991,071   1.00 - 3.00        2.12
 Exercised                          (139,973)         1.67        1.67
 Forfeited                           (60,027)         0.50        0.50
                                  ----------
Outstanding at October 31, 1999   12,491,071   1.00 - 3.00        1.18
 Granted                             250,125          3.00        3.00
                                  ----------
Outstanding at October 31, 2000   12,741,196   1.00 - 3.00        1.21
                                  ==========
Exercisable at October 31, 2000   12,741,196   1.00 - 3.00        1.21
                                  ==========

     The Company also grants stock options to employees for services rendered. The stock options are also nonqualified for income tax purposes. Stock-based compensation is accounted for under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. If the Company had recognized compensation expense based upon fair value at the grant date for the awards consistent with Financial Accounting Standards No. 123 (FAS 123), the proforma adjustments would not be material to the financial statements.

     During 1999, the Company granted 210,000 stock options to employees with a strike price of $0.43 per share. The options vest immediately and expire in five years. No compensation expense was recognized on the grant date. During 2000, employees exercised 6,977 options for shares of common stock. The weighted-average remaining contractual life of the options is 3.2 years.

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

NOTE H - RELATED PARTY TRANSACTIONS

     In addition to matters in Notes D and F the Company had related party transactions relating to the following:

     1.  National Security Analysts, Inc.

     During fiscal 1997, the Company entered into a settlement agreement wherein National Security Analysis, Inc. (an entity controlled by a stockholder and former director of the Company) agreed to contribute approximately $600,000 of amounts due to the capital of the Company as consideration for amounts due from NSA's principal shareholder for common stock issued in 1995. In addition, the remaining balance due was exchanged for 100,000 shares of common stock. The reduction in the amount due to NSA resulting from the settlement of approximately $600,000 has been credited to additional paid-in capital.

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

     In fiscal 1997, the Company issued 473,625 shares of common stock valued at $236,812 to FDC in partial satisfaction of the balance due. In addition, the Company and FDC agreed to reduce the amount due to FDC by approximately $132,000. This reduction has been reflected as an extraordinary gain in the accompanying financial statements. In January 1998, the amount due was recorded as a note payable to FDC which bears interest at 10 percent and was due no earlier than November 2, 1998 (Note D). During 1999, the Company borrowed $100,000 in additional funds and incurred $1,680 of other accounts payable and $82,527 of accrued liabilities to vendors all of which were consolidated with the debt. During September 1999 and December 1998, a portion of the debt was settled with issuances of shares of common stock. During fiscal 1999, the remaining balance and accrued interest totaling $67,016 were forgiven by FDC and has been recorded as additional paid-in capital (Note F).

     During fiscal 1999, FDC paid $26,023 to an officer and vendors on behalf of the Company for salary expenses and accounts payable, respectively. These transactions have been recorded as capital contributions to the Company (Note
F).

     From time to time, an officer of FDC lends the Company funds to support daily operations. During 2000, FDC loaned the Company $80,000 which was repaid during the fiscal year.

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

NOTE H - RELATED PARTY TRANSACTIONS - CONTINUED

     3.  Affiliates of stockholder

     From March through October 1997, the Company was loaned $1,884,004 from two entities affiliated with a stockholder of the Company. The loans bore no interest. In fiscal 1997, the Company issued 766,659 shares of common stock, to repay the loans in full.

     4.  Receivables and payables to officers and employees

     From time to time, the Company accrues for reimbursable expenses due to its employees or advances funds to employees to pay for future Company expenses. At October 31, 2000 and 1999, the Company accrued $17,796 and $5,829, respectively. At October 31, 2000, the Company advanced employees $5,082.

     During 1998, the Company agreed to pay an officer of the Company $217,895 for services rendered in the Company's behalf. The Company also agreed to pay $25,000 for furniture received from the officer. In December 1998, the Company issued 485,790 shares of common stock in full satisfaction of these obligations (Note F).

     5.  Management agreement

     During November 1998, the Company entered into a five year management agreement with a company, controlled by a major stockholder. The agreement calls for general business and financial consultation and certain management services to be provided to the Company by the related party in exchange for an annual management fee equal to five percent of the Company's gross revenues. During 2000 and 1999, the Company paid approximately $17,300 and $5,500, respectively, in management fees.

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

NOTE I - LOSS PER COMMON SHARE

                                      Cumulative
                                       amounts
                                        since       Year ended December 31,
                                      inception        2000         1999
                                     -----------   -----------   -----------
Common shares outstanding during
 the entire period                          -       15,901,597    13,731,421
Weighted average common shares
 issued during the period             11,374,265       413,457     1,403,760
                                     -----------   -----------   -----------
Weighted average number of common
 shares used in basic EPS             11,374,265    16,315,054    15,135,181
Dilutive effect of stock options
 and warrants                               -             -             -
                                     -----------   -----------   -----------
Weighted average number of common
 shares and dilutive potential
 common stock used in diluted EPS     11,374,265    16,315,054    15,135,181
                                     ===========   ===========   ===========

     The average shares relating to warrants granted and potentially convertible debt instruments were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for all periods (Notes D and G).

NOTE J - INCOME TAXES

     The provision for (benefit from) income taxes for the years ended October 31, 2000 and 1999, consisted of the following:

                                      2000     1999
                                      ----     ----

     Current
       Federal                        $ -      $ -
       State                            -        -
     Deferred                           -        -
                                      ---      ---
         Total                        $ -      $ -
                                      ===      ===

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

NOTE J - INCOME TAXES - CONTINUED

     The reported provision for (benefit from) income taxes is different than the amount computed by applying the statutory Federal income tax rate of 34 percent to the loss before income taxes as follows:

                                                    2000          1999
                                                 ---------     ---------

     Benefit at statutory rates                  $(665,662)    $(425,754)
     Increase in valuation allowance               664,900       418,165
     Nondeductible items - other adjustments           762         7,589
                                                 ---------     ---------
         Total                                   $    -        $    -
                                                 =========     =========

     In accordance with SFAS No. 109, the deferred tax assets and liabilities as of October 31, 2000 and 1999, are comprised of the estimated future tax (benefit) provision due to different financial reporting and income tax basis related to:

                                                   2000          1999
                                                ----------    ----------
     Deferred tax assets
      Net operating loss carryforward           $4,124,030    $3,388,998
      Start-up expenditures                         21,842        45,608
      Depreciation                                 (74,504)      (42,111)
      Patent costs                                 (13,973)         -
                                                ----------    ----------
          Total deferred tax assets              4,057,395     3,392,495

    Valuation allowance                         (4,057,395)   (3,392,495)
                                                ----------    ----------

          Net deferred tax asset                $     -       $     -
                                                ==========    ==========

     The Company has sustained net operating losses in each of the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for any of the periods presented. The increase in the valuation allowance was $664,900 and $418,165, for the years ended October 31, 2000 and 1999, respectively.

     As of October 31, 2000, the Company had net operating loss carryforwards for tax reporting purposes of approximately $12,129,500 expiring in various years through 2020.

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

NOTE K - EMPLOYEE BENEFIT PLANS

     In 1997, the Company adopted a Savings Incentive Match Plan (Simple IRA) under Section 408(p) of the Internal Revenue Code. All employees are eligible for participation in the plan. The Company contributes a matching contribution equal to the employee's salary reduction contributions up to three percent of the employee's compensation. During 2000 and 1999, the Company matched contributions amounting to $9,372 and $6,966, respectively. All contributions made under this plan are fully vested and are nonforfeitable.

NOTE L - CONCENTRATION

     In 2000, revenue totaling $309,947 ($59,236 in fiscal year 1999) is the result of the Company leasing its crude oil sludge recovery equipment to a single customer.


NOTE M - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized financial data by quarter for fiscal years 2000 and 1999 are as follows:


                                                 Net         Net earnings
                                Gross          earnings       (loss) per
      2000         Revenues   profit (loss)     (loss)       share-diluted
--------------     --------   -------------   ------------   -------------

First quarter      $ 94,177   $   14,870      $  (235,313)      $(0.01)
Second quarter       52,678      (37,658)        (338,960)       (0.02)
Third quarter        78,858      (21,506)        (635,682)       (0.04)
Fourth quarter       93,134     (453,689)        (747,875)       (0.06)
                   --------   ----------      -----------       ------
                   $318,847   $ (497,983)     $(1,957,830)      $(0.13)
                   ========   ==========      ===========       ======

                                                 Net         Net earnings
                                Gross          earnings       (loss) per
      1999         Revenues   profit (loss)     (loss)       share-diluted
--------------     --------   -------------   ------------   -------------

First quarter      $ 22,512   $   22,512      $  (216,795)      $(0.01)
Second quarter       14,000       36,512         (443,776)       (0.03)
Third quarter        14,000       50,512         (542,534)       (0.04)
Fourth quarter       59,236     (111,711)         (49,114)       (0.00)
                   --------   ----------      -----------       ------
                   $109,748   $   (2,175)     $(1,252,219)      $(0.08)
                   =========  ==========      ===========       ======

            Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2000 and 1999

NOTE N - SUBSEQUENT EVENT

     Long-Term Obligations

     In December 2001, the Company obtained a $467,250 note payable to provide working capital to finance the construction of additional equipment. The note payable expires October 2002 and bears interest at prime rate plus 2 percent to be repaid in six quarterly installments of $75,000. The debt is collateralized by a lease contract from the Company's major customer.

NOTE O - LEGAL PROCEEDINGS

     In July 2000, a former employee filed a lawsuit against several defendants including the Company and its' then Chairman and Chief Executive Officer. The plaintiff alleges, among other things, that the Company, 1) breached his employment contract by not paying him certain unpaid salary and fees, 2) had not provided him an interest in certain assets acquired by the Company, 3) had breached a royalty contract relating to the sale or licensing of certain technology and 4) that the Company has been unjustly enriched as a result of the Company not adequately compensating him for intellectual property he provided to the Company.

     The lawsuit is in the early stage of development. Management intends to vigorously defend itself in this action and is of the opinion that the ultimate outcome will not have a material impact on the Company's financial position or results of operations.