Form 10QSB
period 2001-01-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2001-03-20
CIK 1020448

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                 FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


        For the Quarterly Period Ended January 31, 2001


                       Commission file number: 0-21169


                    Imperial Petroleum Recovery Corporation
             (Exact name of registrant as specified in its charter)


             Nevada                                     76-0529110
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


                         1970 South Starpoint Drive
                             Houston, TX 77032
             (Address of principal executive offices) (Zip Code)


                               (281) 821-1110
             (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


                              YES [X]   NO  [ ]


There were 16,947,419 shares of the Registrant's $0.001 par value common stock outstanding as of March 9, 2001.

                             TABLE OF CONTENTS

                                                                       Page(s)
                       PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets as of January 31, 2001
            and October 31, 2000                                         3-4

            Consolidated Statements of Operations for the Three
            Months Ended January 31, 2001 and 2000 and Cumulative
            Amounts Since Inception                                      5

            Consolidated Statements of Cash Flows for the Three
            Months Ended January 31, 2001 and 2000 and Cumulative
            Amounts Since Inception                                      6-7

            Notes to Consolidated Financial Statements                   8-10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         11-13

                         PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                           14

Item 2.     Changes in Securities and Use of Proceeds                   14

Item 3.     Defaults Upon Senior Securities                             14

Item 4.     Submission of Matters to a Vote of Security Holders         14

Item 5.     Other Information                                           14

Item 6.     Exhibits and Reports on Form 8-K                            14

Signatures                                                              16

                       PART I.  FINANCIAL INFORMATION

                  ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS





                                        January 31, 2001    October 31, 2000
                                          (Unaudited)           (Audited)
                                        ----------------    ----------------

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                $    427,947        $    171,822
 Trade accounts receivable                      31,991              11,000
 Other receivables, related party                6,456               5,082
 Inventory -  net of reserve of $260,000
  at January 31, 2001 and October 31,
  2000                                               -                   -
 Prepaid expenses                               20,366              24,891
                                          ------------        ------------
      Total Current Assets                     486,760             212,795

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of $273,270
 at January 31, 2001 and $231,416 at
 October 31, 2000 respectively                 890,231             921,147

OTHER ASSETS, net of accumulated
 amortization of $4,993 at January 31,
 2001 and $4,214 at October 31, 2000
 respectively                                   67,640              74,244
                                          ------------        ------------

                                          $  1,444,631        $  1,208,186
                                          ============        ============











                                  (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS (Continued)




                                       January 31, 2001     October 31, 2000
                                         (Unaudited)           (Audited)
                                       ----------------     ----------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITES
 Trade accounts payable                   $    678,696        $    427,211
 Payables to related parties                    17,727              17,796
 Accrued liabilities                           111,939             114,952
 Deferred revenue                               53,264              53,872
 Note payable related party                     95,000                   -
 Current maturities of long term
  obligations                                  367,580             153,117
 Current maturities of capital lease
  obligations                                    1,738               1,552
                                          ------------        ------------
     Total Current Liabilities               1,325,944             768,500

LONG TERM OBILGATIONS
 Notes payable, less current maturities      1,339,257           1,137,224
 Capital lease obligation, less current
  maturities                                     7,864               8,319
                                          ------------        ------------
                                             1,347,121           1,145,543

COMMITMENTS AND CONTINGENCIES                        -                   -

STOCKHOLDERS' DEFICIT
 Common stock, par value $0.001; authorized
  100,000,000 shares; reserved 12,951,196
  shares; issued and outstanding 16,899,919
  shares at January 31, 2001 and 16,700,943
  at October 31, 2000, respectively             16,900              16,701
 Additional paid in capital                 11,325,378          11,241,837
 Deficit accumulated during the
  development stage                        (12,570,712)        (11,964,395)
                                          ------------        ------------
     Total Stockholders' Deficit            (1,228,434)           (705,857)
                                          ------------        ------------
                                          $  1,444,631        $  1,208,186
                                          ============        ============




The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                            Cumulative
                                              Amounts         For the three months
                                               Since         months ended January 31,
                                             Inception        2001            2000
                                           ------------    -----------     ---------
--

Revenues                                   $    617,650    $   162,766     $    94,177
Cost of goods sold                            1,271,837        343,084          15,870
                                           ------------    -----------     -----------
     Gross profit (loss)                       (654,187)      (180,318)         78,307
7
Operating expenses
 Selling, general and administrative          7,980,081        374,308         106,392
 Research and development-prototype           3,392,809         14,133          58,853
 Acquired research and development-
   prototype                                    349,500              -               -
 Loss on abandonment of leased facility         161,918              -               -
                                           ------------    -----------     -----------
                                             11,884,308        388,441         165,245
                                           ------------    -----------     -----------
     Loss from operations                   (12,538,495)      (568,759)        (86,938)

Other
 Interest expense                              (239,315)       (37,558)         (8,310)
 Other income (expense), net                   (151,153)             -           1,338
                                           ------------    -----------     -----------
                                               (390,468)       (37,558)         (6,972)
                                           ------------    -----------     -----------
Loss before extraordinary item              (12,928,963)      (606,317)        (93,910)

Extraordinary item - gain on
 extinguishment of debt                         358,251              -              -
                                           ------------    -----------     -----------
     Net loss                              $(12,570,712)   $  (606,317)    $   (93,910)
                                           ============    ===========     ===========

Net loss per common share - basic and
 diluted
   Loss before extraordinary item          $      (1.12)   $      (.04)    $      (.01)
Extraordinary item                                  .03              -               -
                                           ------------    -----------     -----------
     Net loss                              $      (1.09)   $      (.04)    $      (.01)
                                           ============    ===========     ===========
Weighted average common shares
 outstanding - basic and diluted             11,540,078     16,866,756      15,968,769
                                           ============    ===========     ===========


The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                             Cumulative
                                              Amounts         For the three months
                                               Since         months ended January 31,
                                             Inception        2001            2000
                                           ------------    -----------     -----------

Increase (decrease) in cash and cash
equivalents
 Cash flows from operating activities
  Net loss                                 $(12,570,712)    $ (606,317)    $   (93,910)
  Adjustments to reconcile net loss to
   net cash used in operating activities
  Contributed capital for services
   rendered and liabilities paid                 97,039         15,000               -
  Gain on extinguishment of debt               (358,251)             -               -
  Depreciation and amortization                 278,583         42,623          24,735
  Non-cash charge associated with
   acquisition                                  349,500              -               -
  Accrued loss on abandonment of
   leased facility                              161,918              -               -
  Charges associated with stock issuances
   to employees, vendors, related parties     1,061,800         12,030               -
  Non-cash expenses incurred by affiliate       661,677              -               -
  Loss on disposal of property and equipment     13,177              -               -
 Changes in assets and liabilities
  Trade accounts receivable                     (31,991)       (20,991)         (2,100)
  Other receivables, related party               (6,456)        (1,374)              -
  Prepaid expenses                              (20,366)         4,525          (3,202)
  Other assets                                  (78,575)         5,848               -
  Trade accounts payable                      1,595,088        251,485         (13,651)
  Payables to related parties                    17,727            (69)              -
  Accrued liabilities                           246,017          3,664         (38,243)
  Deferred revenue                               53,264           (608)         10,129
                                           ------------    -----------     -----------
     Total adjustments                        4,040,151        312,133         (22,332)
                                           ------------    -----------     -----------
     Net cash used in operating
      activities                             (8,530,561)      (294,184)       (116,242)
                                           ------------    -----------     -----------
Cash flows from investing activities
 Cash paid for acquisition                      (94,000)             -               -
 Purchases of property and equipment         (1,167,949)       (10,951)        (76,496)
                                           ------------    -----------     -----------
     Net cash used in investing
      activities                             (1,261,949)       (10,951)        (76,496)
                                           ------------    -----------     -----------










                                 (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

                                             Cumulative
                                              Amounts         For the three months
                                               Since         months ended January 31,
                                             Inception        2001            2000
                                           ------------    -----------     -----------

Cash flows from financing activities
 Proceeds from issuance of common stock
  and warrants                                6,610,483              -         150,000
 Proceeds from issuance of long term
  obligations                                 4,202,627        562,250          60,000
 Principal payments on long term
  obligations                                  (591,640)          (721)              -
 Principal payments on capital lease
  obligations                                    (1,013)          (269)              -
                                           ------------    -----------     -----------
     Net cash provided by financing
      activities                             10,220,457        561,260         210,000
                                           ------------    -----------     -----------
     Net increase (decrease) in cash and
      cash equivalents                          427,947        256,125          17,262

Cash and cash equivalents at beginning
 of period                                            -        171,822          17,774
                                           ------------    -----------     -----------
Cash and cash equivalents at end of
 period                                    $    427,947    $   427,947     $    35,036
                                           ============    ===========     ===========

Supplemental disclosure of cash flow
 information
  Cash paid during the period for
   interest                                $    109,139    $    5,000      $     5,000
                                           ============    ===========     ===========

Noncash investing and financing activities
------------------------------------------
The following noncash activities occurred during the three month period ended January 31,

2001
----
In December 2000, the Company issued 16,040 shares of its Common Stock to various employees as bonuses for the fiscal year 2000.  The bonuses totaled approximately $12,030.

In December 2000, the Company issued 182,936 shares of Common Stock to a related party and stockholder in satisfaction of a 10% note payable in the amount of $50,033 plus accrued interest of $6,677.

2000
----
None

The accompanying notes are an integral part of these financial statements.








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES

1.   Basis of Presentation

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the three month period ended January 31, 2001 are not necessarily indicative of the results for the fiscal year ending October 31, 2001. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000.

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

3.   Principles of consolidation and financial statement presentation

     The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiary, Petrowave Corporation. Significant intercompany transactions and balances have been eliminated in the consolidation.

4.   Inventories

     Inventory is valued at lower of cost or market. Cost is determined using the first-in, first-out method.

     Inventory consists of the following:

                                          January 31, 2001   October 31, 2000
                                          ----------------   ----------------

     Raw materials                           $ 260,000           $ 260,000
     Less reserve for net realizable value    (260,000)           (260,000)
                                             ---------           ---------
     Total                                   $       -           $       -
                                             =========           =========

     The recoverability of inventory is dependent upon the Company entering into agreements to lease the completed MST units.

5.   Certain reclassifications

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information, which contemplates continuation of the Company as a going concern. However, the Company is a development stage company, has generated limited revenue through January 31, 2001 and has sustained substantial losses from operations since inception. In addition, as of January 31, 2001, its current liabilities exceeded its current assets by $839,184. In addition, the Company has used cash in, rather than provided cash from, its operations.

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

     The Company has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

     * The Company entered into a 24-month Worldwide Marketing Agreement with an oil company to provide the Company with marketing and sales assistance. The two companies have agreed to share certain of the revenue related to this agreement

     * During March 2001, the Company completed negotiations to obtain a short-term loan of $375,000 from a majority shareholder. The proceeds will be used to fund operations.

     * The Company is considering alternatives to raise capital through a private placement of up to $10,000,000 of securities in the second quarter of calendar year 2001. Such securities will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such Act or an applicable exemption from the registration requirements.

NOTE C - LOSS PER COMMON SHARE

     The following data show the shares used in computing net loss per common share:

                                             Cumulative
                                              Amounts            Three months
                                               Since            ended January 31,
                                             Inception        2001            2000
                                           ------------    -----------     -----------

Common shares outstanding
 during the entire period                             -     16,700,943      15,901,597
Weighted average common shares
 issued during the period                    11,540,078        165,813          67,172
                                           ------------    -----------     -----------
Weighted average number
 common shares used in basic EPS             11,540,078     16,866,756       5,968,769
Dilutive effect of stock options and
 warrants                                             -              -               -
Weighted average number of common
 shares and dilutive potential common
 stock used in diluted EPS                   11,540,078     16,866,756      15,968,769
                                           ============    ===========     ===========

     The average shares relating to warrants granted and potentially convertible debt instruments were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for all periods.

NOTE D - RELATED PARTY TRANSACTIONS

     On January 19, 2001, the Company entered into a loan agreement with a controlling stockholder to borrow $375,000. The loan would be secured by the MST Unit located at Tar Sands Island, Fort McMurray, Alberta, Canada. The loan carries an interest rate of 12% per annum compounded daily and matures on July 31, 2001. No amount has been borrowed as of January 31, 2001.

     As part of the loan agreement, the Company and the controlling stockholder have agreed to negotiate a recapitalization plan in good faith. The plan includes a provision for the Company to repurchase a certain portion of the stockholder's shares of common stock for $1.10 per share. The Company has agreed to allow the stockholder the right to register the remaining shares for sale to the public if the Company effects a registration of its stock.

     The Company is considering alternatives to raise capital through a private placement of securities. The Company would use a specified portion of the net proceeds of the private placement to repurchase the stock. The securities offered in the private placement would not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under such Act or an applicable exemption from the registration requirements.

     In addition to the repurchase provision, the agreement allows the stockholder to exchange warrants for shares of the Company's stock and it allows the Company the option to repurchase a specified number of shares held by certain officers/directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This portion of the Form 10-QSB contains "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated revenues, future marketing plans for the MST-1000, and similar statements concerning anticipated future events and expectations that are not historical facts. The forward-looking statements in this portion of the Form 10-QSB are subject to numerous risks and uncertainties, including the effects of economic conditions; the availability of capital; the dependence on key customers; competitive conditions; and the various risks associated with developing and marketing a new process/technology which could cause actual results to differ materially from those expressed in or implied by such forward-looking statements, which speak only as of the date hereof. Readers should also refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000.

Overview

     The first quarter of fiscal year 2001 saw a continuation of the activities discussed in our 10-KSB for fiscal year 2000 (November 1, 1999 thru October 31, 2000). IPRC worked on four important areas: technology improvement, marketing, expanded fields of use, and consolidation of operations. The Company also focused its attention toward developing a strategy to improve our cash position and sources of long-term capitalization to insure access to the resources necessary to move the Company forward.

     Our marketing efforts have yielded a strong response within the professional journals devoted to the petroleum and petrochemical industries. World Refining ran a feature story on IPRC's MST system in its January / February 2001 issue. The article, "Microwave Emulsion Treatment Improves Performance and Profitability", follows several other articles featured in industry-wide publications explaining the potential for the MST process and the relationship between IPRC and ExxonMobil. IPRC expects the awareness for its technology to expand within the oil industry. Articles such as these and the combined marketing efforts of IPRC's own staff and ExxonMobil Research and Engineering (EMRE)'s licensing team bring the MST technology to the attention of the industry's operators and decision makers.

     The immediate focus of our marketing strategy is directed toward the domestic refining industry. Although the total number of U.S. refineries decreased from 205 to 159 between 1990 and 1999 (World Refining, NPRA Report, January / February 2001), refining capacity has been relatively constant due to capacity expansions and operational improvements at existing refineries.
We are emphasizing to this audience the value of the MST process for inclusion in planned modifications and operational enhancements. Our unit at ExxonMobil's Torrance, California refinery is the centerpiece in our effort to tap this refinery market. Twenty-five of these refineries have been identified as high potential users for the MST process and are being targeted by our marketing team.

     We are still engaged in testing and evaluating the technology required by Suncor Energy in Alberta, Canada. The oil sands and related production of Alberta represent a tremendous opportunity to place our technology in a market whose daily production is forecast to grow from 782,300 bbl/day to over

2,455,000 bbl/day by 2005. We have identified over 18 companies with either current or planned operations in this market. The test at Suncor Energy is the first trial for the MST within this market. We have tested samples in our laboratory from three other companies in Alberta and are discussing further tests with them at this time. In addition to the North American market, we have submitted a proposal of the MST process to a major US construction company for an application in Chad, Africa.

     Technology improvement and expanded fields of use continue to be areas of importance to IPRC. We have signed an agreement with a drilling company to conduct tests of our embryonic Down Hole technology. The process will use IPRC's technology for sub-surface stimulation of existing production wells to enhance their productivity. The equipment is being designed and the parameters for conducting the tests are being established by both IPRC and the drilling company. We continue to explore opportunities to utilize the MST process within the field of waste minimization. Discussions are underway with several parties interested in determining whether or not the MST technology can be applied successfully and economically to the environmental reclamation and treatment of oil and sludge ponds, lagoons, and containment areas. We are determining if the economics, efficiency, and capacity of the MST can be used in collaboration with the existing technologies employed by environmental remediation firms to address these treatment issues.

     We continue to examine our operational and organizational structures to best utilize our limited resources. This ongoing effort has led to the outsourcing of our Human Resources function to Administaff for administering the payroll, benefits, and personnel recruiting functions. This quarter we have expanded our discussions with potential manufacturing firms to have them manufacture, repair and perform warranty work on our MST systems. Outsourcing this important feature of our business to the right company or companies would bring us industry recognized engineering and fabrication experience. By outsourcing these administrative, manufacturing, and service functions, we are minimizing our overhead and maximizing the expertise and quality service available to our clients.

     One of the most difficult aspects of successfully transitioning from a research and development start-up to an operating company involves generating sufficient working capital to implement our business plan. This past quarter management has focused much time on insuring that it will have access to the financing necessary to meet this goal. We are currently considering undertaking a private placement of securities to raise additional capital. There can be no assurance that any private placement would be successful. The securities offered in any private placement would not be registered under the Securities Act of 1933, as amended, and could not be offered or sold in the United States absent registration under such Act or an applicable exemption from the registration requirements.

Results of Operations

     Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

Revenue

     During the three month period ended January 31, 2001, the Company recognized $162,766 in revenue compared to $94,177 in the same period of 2000. The first quarter revenue was comprised of lease revenue earned from leases of the MST-1000 and fees charged to reimburse set-up costs incurred by the Company to demonstrate the MST- 1000 at various locations. The first quarter 2000 revenue was comprised of lease revenue from leases of the MST-1000.

Cost of Goods Sold and Gross Profit (Loss)

     During the three month period ended January 31, 2001, the Company incurred $343,084 in costs that were specifically identified to contract revenue compared to $15,870 for the same period in the prior year, an increase of $327,214. The increase was comprised of $100,444 in costs to support and maintain leased equipment, an increase of $136,558 in costs to demonstrate the MST-1000 to potential customers and an increase of $84,283 in personnel costs. Additionally, in the first quarter 2001, the Company recorded a charge of $18,424 against income for depreciation of the leased equipment compared to $12,495 in 2000.

Selling, General and Administrative & Research and Development Expenses

     Selling, general, and administrative expenses for the three month period ended January 31, 2001 totaled $374,308 compared to $106,392 for same period in 2000. A net increase of $267,916 in general and administrative costs was primarily comprised of an increases of $151,300 in personnel costs, $18,145 in legal fees, $10,551in insurance, $12,000 in consulting fees, $41,148 in travel costs and $11,750 in depreciation costs. The Company incurred $14,133 of research and development costs for the three month period ended January 31, 2001 compared to $58,853 in the first quarter 2000. The decrease of $44,720 was due to a decrease of $47,921 in personnel costs and a $3,201 increase in consulting fees and miscellaneous supplies.

Liquidity and Capital Resources

     IPRC's operations have been capital intensive. The Company has funded operations principally from the private placement of equity securities, primarily common stock, and warrants exercisable for common stock. As of January 31, 2001, IPRC's aggregate current liabilities were $1,325,944 compared to $768,500 at October 31, 2000. At first quarter ended January 31, 2001, the Company had negative working capital of $839,184 compared to negative working capital of $555,705 at October 31, 2000.

     Although the Company continues to use cash in, rather than supply cash from, its operations, management feels it has identified sufficient sources to fund operations in the near term. In March 2001, the Company finalized an agreement to borrow $375,000 from a majority shareholder. The loan would mature on July 31, 2001 and has an interest rate of 12% per annum compounded daily. Currently, the Company is considering alternatives to raise capital through a private placement. Additionally, the Company expects to generate revenue from fees charged to demonstrate the MST-1000 to potential customers and from payments from existing equipment leases. There can be no assurance that any private placement will occur, or if it occurs, that it would be completed on terms favorable to the Company. The securities offered in any private placement would not be registered under the Securities Act of 1933, as amended, and could not be offered or sold in the United States absent registration under such Act or an applicable exemption from the registration requirements.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     No material developments have occurred in legal proceedings previously reported in the Company's Form 10-KSB for its most recently completed fiscal year.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following are the changes in equity securities between October 31, 2000 and January 31, 2001:

     In December 2000, the Company issued 16,040 shares of its Common Stock to various employees as bonuses for the fiscal year 2000. The value of the bonuses was approximately $12,030.

     In December 2000, the Company issued 182,936 shares of Common Stock to a related party and stockholder in satisfaction of a 10% note payable in the amount of $50,033 plus accrued interest of $6,677.

     The Company relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 thereunder, which cover "transactions by an issuer not involving any public offering" in connection with sales of securities discussed above without registration under the Securities Act of 1933. The Company made a determination in each case that the person to whom the securities were sold did not need the protections that registration would afford. The certificates representing the securities sold were marked with a legend indicating that transfer of the securities was restricted because they had not been sold in a registered offering. The Company believes that the investors to whom securities were sold had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment. The Company also believes that the investors had access to the same type of information as would be contained in a registration statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits to this report are listed in the Exhibit Index, which appears immediately after the signature page and is incorporated herein by reference.

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended January 31, 2001.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2001.

                                    IMPERIAL PETROLEUM RECOVERY CORPORATION



                                    By:/s/ William W. Chalmers
Date: March 19, 2001                   William W. Chalmers, Jr.
                                       President, CEO & Director
                                       (Duly Authorized Officer &
                                       Principal Financial Officer)

                      Imperial Petroleum Recovery Corporation

                            Exhibit Index to Form 10-QSB

Exhibit No.   Identification of Exhibit

    3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibits 2 and 2.1 to the Company's Registration Statement on Form 10- KSB filed with the Commission with a filing date of August 8, 1996, Commission file No. 0-21169.

    3.2 Bylaws Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year end October 31, 1996 filed with the Commission with a filing date of November 26, 1997, commission File No. 0-21169.

   10.1 Marketing Agreement dated October 6, 1999 with Mobil Technology Company and the Company (incorporated by reference to Form 8-K dated February 26, 2001 filed with the Commission)

   10.2 Loan Agreement dated January 19, 2001 between Maya, LLC and the Company.