Form 10QSB
period 2001-04-30
IMPERIAL PETROLEUM RECOVERY CORP
filed 2001-06-14
CIK 1020448

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549



                                FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the Quarterly Period Ended April 30, 2001


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


                          1970 South Starpoint Drive
                             Houston, TX 77032
              (Address of principal executive offices)(Zip Code)


                               (281) 821-1110
              (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  YES X   NO ___

There were 16,967,419 shares of the Registrant's $0.001 par value common stock outstanding as of June 7, 2001.

                              TABLE OF CONTENTS

                       PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of April 30, 2001
         and October 31, 2000                                       3-4

         Consolidated Statements of Operations for the
         Three and Six Months Ended  April 30, 2001 and
         2000 and Cumulative Amounts Since Inception                5
         Consolidated Statements of Cash Flows for the Six
         Months Ended April 30, 2001 and 2000 and
         Cumulative Amounts Since Inception                         6-8

         Notes to Consolidated Financial Statements                 9-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       14-20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                         20

Item 2.  Changes in Securities and Use of Proceeds                 20

Item 3.  Defaults Upon Senior Securities                           20

Item 4.  Submission of Matters to a Vote of Security Holders       20

Item 5.  Other Information                                         20

Item 6.  Exhibits and Reports on Form 8-K                          20

Signatures                                                         21

Exhibit Index                                                      22

                      PART I.  FINANCIAL INFORMATION

ITEM I.   CONSOLIDATED FINANCIAL STATEMENTS

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS




                                          April 30, 2001      October 31, 2000
                                           (Unaudited)            (Audited)
                                          --------------      ----------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                 $   72,480            $  171,822
  Trade accounts receivable                     81,250                11,000
  Other receivables, related party               4,332                 5,082
  Inventory - net of reserve of
   $260,000 at April 30, 2001
   and October 31, 2000                              -                     -
  Prepaid expenses                              14,582                24,891
                                            ----------            ----------
     Total Current Assets                      172,644               212,795

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $314,938
  at April 30, 2001 and $231,416 at
  October 31, 2000, respectively               898,418               921,147

OTHER ASSETS, net of accumulated
  amortization of $5,767 at April 30,
  2001 and $4,214 at October 31, 2000,
  respectively                                  66,136                74,244
                                            ----------            ----------
                                            $1,137,198            $1,208,186
                                            ==========            ==========















                                   (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS (Continued)


                                          April 30, 2001      October 31, 2000
                                           (Unaudited)            (Audited)
                                          --------------      ----------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Trade accounts payable                  $    582,495          $    427,211
  Payables to related parties                   15,112                17,796
  Accrued liabilities                          169,719               114,952
  Deferred revenue                              54,464                53,872
  Notes payable to related parties             575,000                     -
  Current maturities of long term
   obligations                                 371,424               153,117
  Current maturities of capital lease
   obligation                                    1,793                 1,552
                                          ------------          ------------
     Total Current Liabilities               1,770,007               768,500

LONG TERM OBILGATIONS
  Notes payable, less current maturities     1,268,822             1,137,224
  Capital lease obligation, less current
    maturities                                   7,395                 8,319
                                          ------------          ------------
     Total Liabilities                       3,046,224             1,914,043

COMMITMENTS AND CONTINGENCIES                        -                     -

STOCKHOLDERS' DEFICIT
  Common stock, par value $0.001;
   authorized 100,000,000 shares;
   issued and outstanding 16,947,419
   at April 30, 2001 and 16,700,943
   at October 31, 2000, respectively            16,947                16,701
  Additional paid in capital                11,389,931            11,241,837
  Deficit accumulated during the
   development stage                       (13,315,904)          (11,964,395)
                                          ------------          ------------
     Total Stockholders' Deficit            (1,909,026)             (705,857)
                                          ------------          ------------
                                          $  1,137,198          $  1,208,186
                                          ============          ============





The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                   Cumulative
                                    Amounts           For the three               For the six
                                     Since         months ended April 30,     months ended April 30,
                                   Inception        2001         2000          2001           2000
                                  ------------    ---------    ---------    -----------    ---------
Revenues                          $    697,699    $  80,050    $  52,678    $   242,815    $ 146,855
Cost of goods sold                   1,493,334      221,498       70,781        564,581      114,913
                                  ------------    ---------    ---------    -----------    ---------
   Gross profit (loss)                (795,635)    (141,448)     (18,103)      (321,766)      31,942

Operating expenses
  General and administrative         8,501,392      521,298      231,741        895,619      378,460
  Research and development-
   prototype                         3,424,414       31,605            -         45,738            -
  Acquired research and
   development-prototype               349,500            -            -              -            -
  Loss on abandonment of
   leased facility                     161,918            -            -              -            -
                                  ------------    ---------    ---------    -----------    ---------
                                    12,437,224      552,903      231,741        941,357      378,460
                                  ------------    ---------    ---------    -----------    ---------
     Loss from operations          (13,232,859)    (694,351)    (249,844)    (1,263,123)    (346,518)

Other
  Interest expense                    (288,821)     (49,505)      (8,513)       (87,063)     (16,823)
  Other income (expense), net         (152,475)      (1,336)      (3,090)        (1,323)      (1,753)
                                  ------------    ---------    ---------    -----------    ---------
                                      (441,296)     (50,841)     (11,603)       (88,386)     (18,576)

Loss before extraordinary
  item                             (13,674,155)    (745,192)    (261,447)    (1,351,509)    (365,094)
Extraordinary item - gain on
  extinguishment of debt               358,251            -       26,134              -       26,134
                                  ------------    ---------    ---------    -----------    ---------
     Net loss                     $(13,315,904)   $(745,192)   $(235,313)   $(1,351,509)   $(338,960)
                                  ============    =========    =========    ===========    =========

Net loss per common share -
basic and diluted
  Loss before extraordinary
   item                           $      (1.18)   $    (.04)   $    (.02)   $      (.08)   $    (.02)
  Extraordinary item                       .03            -            -              -            -
                                  ------------    ---------    ---------    -----------    ---------
     Net loss                     $      (1.15)   $    (.04)   $    (.02)   $      (.08)   $    (.02)
                                  =============   =========    =========    ===========    =========






The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                             Cumulative
                                              amounts
                                               since       Six months ended April 30
                                              inception        2001           2000
                                            ------------   -----------    ---------
Increase (decrease) in cash and
 cash equivalents
  Cash flows from operating
   activities
    Net loss                                $(13,315,904)  $(1,351,509)   $(338,960)
    Adjustments to reconcile net
     loss to net cash used in
     operating activities
      Contributed capital for
       services rendered and
       liabilities paid                          114,139        32,100       30,000
      Gain on extinguishment of debt            (358,251)            -      (26,134)
      Depreciation and amortizat                 321,415        85,455       53,533
      Non-cash charge associated with
       acquisition                               349,500             -            -
      Accrued loss on abandonment of
       leased facility                           161,918             -            -
      Charges associated with stock
       issuances to employees, vendors,
       related parties                         1,061,800        12,030            -
      Non-cash expenses incurred by
       affiliate                                 661,677             -            -
      Loss on disposal of property and
       equipment                                  14,499         1,322            -
      Changes in assets and liabilities
       Accounts receivable                       (81,250)      (70,250)     (29,322)
      Other receivables, related party            (4,332)          750            -
      Prepaid expenses                           (14,582)       10,309       (3,547)
      Other assets                               (77,845)        6,578      (26,167)
      Trade accounts payable                   1,520,698       177,095     (109,274)
      Payables to related parties                 15,112        (2,684)      (5,829)
      Accrued liabilities                        281,986        39,633      (26,215)
      Deferred revenue                            54,464           592       38,700
                                            ------------   -----------    ---------
        Total adjustments                      4,020,948       292,930     (104,255)
                                            ------------   -----------    ---------
        Net cash used in operating
         activities                           (9,294,956)   (1,058,579)    (443,215)
                                            ------------   -----------    ---------
Cash flows from investing activities
  Cash paid for acquisition                      (94,000)            -            -
  Purchases of property and equipment         (1,219,516)      (62,518)    (280,925)
                                            ------------   -----------    ---------
        Net cash used in investing
         activities                           (1,313,516)      (62,518)    (280,925)
                                            ------------   -----------    ---------

                                       (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
( a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

                                             Cumulative
                                              amounts
                                               since       Six months ended April 30
                                              inception        2001           2000
                                            ------------   -----------    ---------

Cash flows from financing activities
  Proceeds from issuance of common stock
   and warrants                                6,657,983        47,500      875,500
  Proceeds from issuance of long term
   obligations                                 4,682,627     1,042,250       60,000
  Principal payments on long term
   obligations                                  (658,231)      (67,312)           -
  Principal payments on capital lease
   obligations                                    (1,427)         (683)           -
                                            ------------   -----------    ---------
     Net cash provided by financing
      activities                              10,680,952     1,021,755      935,500
                                            ------------   -----------    ---------
     Net increase (decrease) in cash and
      cash equivalents                            72,480       (99,342)     211,360

Cash and cash equivalents at beginning of
 period                                                -       171,822       17,774
                                            ------------   -----------    ---------
Cash and cash equivalents at end of period  $     72,480   $    72,480    $ 229,134
                                            ============   ===========    =========

Supplemental disclosure of cash flow
 information

Cash paid during the period for:

  Interest                                  $    118,315   $    14,176    $   5,000
                                            ============   ===========    =========
  Income Taxes                              $          -   $         -    $       -
                                            =============  ===========    =========


Noncash investing and financing activities

The following noncash activities occurred during the six month period ended April 30,

2001
----

In December, 2000, the Company issued 16,040 shares of its Common Stock to various employees as bonuses for the fiscal year 2000. The bonuses totaled approximately $12,030.


                                  (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited) - Continued

Noncash investing and financing activities

2001 - Continued
----

In December, 2000, the Company issued 182,936 shares of Common Stock to a related party and stockholder in satisfaction of a 10% note payable in the amount of $50,033 plus accrued interest of $6,677.

During the six months ended April 30, 2001, the Company recorded $2,100 in rental expense from a truck lease agreement with a related party. The agreement is considered an in-kind capital contribution. Accordingly, additional paid-in capital has been increased by $2,100.

During the six months ended April 30, 2001, a related party paid $30,000 to a consultant on behalf of the Company. Accordingly, the Company recorded these transactions as additional paid-in capital.

2000
----

In February, 2000, an extraordinary gain was recognized on the forgiveness of an obligation to a vendor in the amount of $26,134.

On March 2, 2000, the Company issued 10,000 shares of Common Stock valued at $23,000 to a vendor as a deposit for future services to be rendered.




























The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES

1.   Basis of Presentation

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the six month period ended April 30, 2001, are not necessarily indicative of the results for the fiscal year ending October 31, 2001. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000.

2.   Organization and business activity

     Imperial Petroleum Recovery Corporation and Subsidiary (a development stage company incorporated in Nevada) (the "Company" or "IPRC") has been in the development stage since commencement of operations in fiscal year 1995 and is committed to developing and marketing a proprietary oil sludge remediation process and equipment (MST units) that uses high energy microwaves to separate water, oil and solids. Company operations take place in Texas.

3.   Principles of consolidation and financial statement presentation

     The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiary, Petrowave Corporation. Significant intercompany transactions and balances have been eliminated in the consolidation.

4.   Inventories

     Inventory is valued at lower of cost or market. Cost is determined using the first-in, first-out method.

Inventory consists of the following:

                                            April 30, 2001   October 31, 2000
                                            --------------   ----------------

     Raw materials                          $      260,000    $      260,000
     Less reserve for net realizable value        (260,000)         (260,000)
                                            --------------    --------------
     Total                                  $            -    $            -
                                            ==============    ==============

     The recoverability of inventory is dependent upon the Company entering into agreements to lease the completed MST units.

5.   Certain reclassifications

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, which contemplates continuation of the Company as a going concern. However, the Company is a development stage company, has generated limited revenue through April 30, 2001, and has sustained substantial losses from operations since inception. In addition, as of April 30, 2001, its current liabilities exceeded its current assets by $1,597,364. In addition, the Company has used cash in, rather than provided cash from, its operations.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     The Company has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

      * The Company entered into a 24-month Worldwide Marketing Agreement with an oil company to provide the Company with marketing and sales assistance. The two companies have agreed to share certain of the revenue related to this agreement


     * During March, 2001, the Company received a short-term loan of $375,000 from a major shareholder.

     * On April 27 and June 6, 2001, the Company received advances of $150,000 and $40,000, respectively, from a member of the Board of Directors.

     * During the third quarter 2001, the Company implemented cost cutting measures by reducing the size of its work force.

NOTE C - LOSS PER COMMON SHARE

The following data show the shares used in computing net loss per common share:

                                         Cumulative
                                          amounts         Three months               Six months
                                           since        ended April 30   Six months ended April 30
                                          inception       2001        2000         2001         2000
                                        ------------   ----------   ----------   ----------   ----------
                                                                    C>
Common shares outstanding                          -   16,700,943   15,901,597   16,700,943   15,901,597
  during the entire period
Weighted average common shares
   issued during the period               11,543,289      238,559      263,757      169,024      165,465
                                        ------------   ----------   ----------   ----------   ----------
Weighted average number
   common shares used in
   basic EPS                              11,543,289   16,939,502   16,165,354   16,869,967   16,067,062

Dilutive effect of stock
   options and warrants                            -            -            -            -            -
                                        ------------   ----------   ----------   ----------   ----------
Weighted average number
   of common shares and
   dilutive potential common
   stock used in diluted EPS              11,543,289   16,939,502   16,165,354   16,869,967   16,067,062
                                        ============   =========    ==========   ==========   ==========


     The shares relating to warrants granted and potentially convertible debt instruments were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for all periods.

NOTE D - RELATED PARTY TRANSACTIONS

     On December 6, 2000, an officer and a member of the Board of Directors funded a short-term advance of $50,000 to the Company. The loan, which matured on December 13, 2000, is to be repaid with accrued interest at 6%. At April 30, 2001, the balance is still outstanding.

     On January 19, 2001, the Company executed a $375,000 short-term loan agreement with a controlling stockholder. The loan was funded on March 6, 2001. The loan is secured by the MST Unit located at Tar Sands Island, Fort McMurray, Alberta, Canada; carries an interest rate of 12% per annum compounded daily and matures on July 31, 2001.

     As part of this original loan agreement dated January 19, 2001, the Company and the controlling stockholder agreed to negotiate a recapitalization plan in good faith. The proposed plan included a provision for the Company to repurchase a certain portion of the stockholder's shares of common stock for $1.10 per share. In addition to the repurchase provision, the agreement would have allowed the stockholder to exchange warrants for shares of the Company's common stock and would have provided the Company with an option to repurchase a specified number of shares of common stock held by certain officers/directors.

     At that time, the Company was considering alternatives to raise capital by a private placement of securities through an investment group. The Company planned to use a specified portion of the net proceeds of the private placement to repurchase the stock of the controlling stockholder.

     However, after careful evaluation, the Board of Directors did not approve the recapitalization plan as proposed. In addition, the Board decided to not go forward with the private placement of securities as the Company and the investment group could not reach terms that were mutually satisfactory.

     On April 27 and June 6, 2001, the Company received advances of $150,000 and $40,000, respectively, from a shareholder and member of the Board of Directors. The advances will be used to fund operations. At this time, the Company and the director have not determined whether the $150,000 advance will be characterized as a loan to be repaid in cash or if the director will redeem the advance for shares of common stock in the Company. The Company is planning to repay the $40,000 advance during the third quarter 2001.

     The Company entered into a two year agreement to lease a truck from a member of the Board of Directors and an officer of the Company for $1 per year. The fair market value of the lease was determined to be $350 per month. Accordingly, the Company recorded lease expense of $2,100 for the six months ended April 30, 2001, and increased additional paid-in capital by $2,100 to recognize this contribution by a related party.

     During the six months ended April 30, 2001, a related party made payments totaling $30,000 to a consultant on behalf of the Company. Accordingly, the Company recorded these transactions as additional paid-in capital.

NOTE E - STOCK WARRANTS

     On the dates set forth in the table below, the Company issued warrants to Maya LLC to purchase shares of its common stock. The number of shares subject to each warrant and the expiration dates of the warrants are also set forth.

         Date                   No. of Warrant Shares       Expiration Date

     Dec. 11, 1997                  3,500,000               Dec. 11, 2001
     Mar. 11, 1998                  3,500,000               Mar. 11, 2002
     July 11, 1998                  3,500,000               July 11, 2002
     Dec. 8, 1998                     875,000               Dec.  8, 2002

     The initial exercise price of all of the Maya warrants was $1.00 per share.

     On October 6, 1999, the Company issued a warrant to The Howarth Family Trust to purchase 1,116,071 shares of its common stock. The initial exercise price of the Howarth warrant was $3.00 per share. The warrant expires on October 6, 2003.

     Both the Maya and the Howarth warrants are transferable in accordance with applicable securities laws.

     The warrants specify that the rights of the warrant holders are entitled to "full ratchet" anti-dilution adjustments in the event the Company issues shares of common stock or securities convertible into or exchangeable for common stock at a price per share less than the warrant exercise price. Upon any such adjustment, the holder of a warrant would be entitled to exercise the warrant at an exercise price per share equal to the price per share at which the shares of common stock or securities convertible into or exchangeable for common stock were issued. The warrants also specify that any such adjustment would trigger an additional adjustment in the number of shares for which the warrant is exercisable. The warrants specify that such number would be adjusted by multiplying the number of shares subject to the warrant immediately before the adjustment by a fraction, the numerator of which would be the per share exercise price immediately before the adjustment and the denominator of which would be the per share exercise price after the adjustment.

     Following the issuance of the Maya and Howarth warrants, the Company has issued shares of its common stock at prices that triggered or could be deemed to trigger the above-described anti-dilution provisions on a number of occasions. The lowest price at which the Company has sold stock is $.50 per share, although the Company has issued shares of restricted common stock to employees as bonuses valued at as low as $0.30 per share. The Company has not interpreted employee stock bonuses as triggering the anti-dilution provisions because the warrants contain customary exemptions for employee equity incentive issuances, although the text of the warrants suggests that these particular warrants may exempt employee stock option issuances only and not employee restricted stock bonuses.

     In a "worst case" scenario, therefore, the Maya and Howarth warrants would be exercisable for either $.50 or $.30 per share, depending on whether the Company's interpretation of the employee equity incentive exemption is accepted. Also on a "worst case" basis, the anti-dilution clauses requiring an adjustment in the number of shares for which the warrants are exercisable simultaneously with each adjustment in the per share exercise price could be interpreted to entitle Maya LLC to exercise warrants to purchase 37,916,667 shares of the Company's common stock (at an exercise price of $.30 per share) and The Howarth Family Trust to purchase 11,160,710 shares of the Company's common stock (at an exercise price of $.30 per share). To acquire these shares, Maya LLC and The Howarth Family Trust would need to invest $11,375,000 and $3,348,213, respectively. Either warrant holder could also exercise a warrant to purchase smaller numbers of shares in minimum 25,000 share increments up to the total number of shares covered by the warrant. The warrants must be exercised before their respective expiration dates. If not exercised by their expiration dates, the warrants will expire worthless.

     Management believes it may have legal justification for refusing to honor an attempt to exercise the Maya and Howarth warrants based on adjustments made pursuant to the anti-dilution provisions discussed above. The above information is provided merely to reflect the dilutive effects on the other shareholders of a successful attempt to exercise the warrants at the two hypothetical exercise prices of $.50 and $.30 per share.

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

Overview

     The second quarter of fiscal year 2001 saw a continuation of the activities discussed in our Form 10-KSB for fiscal year 2000 and the first quarter 2001 Form 10-QSB. IPRC continued to work on technology improvement, marketing, and consolidation of operations. At the same time, the Company expanded its utilization of ExxonMobil Research and Engineering's (EMRE) expertise in the areas of technology improvement and marketing. The Company continued developing a strategy to improve our cash position and sources of long-term capitalization to insure access to the resources necessary to move the Company forward.

     This past quarter saw several successes, and two temporary setbacks. Examining the setbacks first, our initial efforts to complete a private placement of securities to raise $10,000,000 to provide interim financing were delayed. Senior Management devoted much of its effort toward negotiating the details for the completion of the securities offering and the related capital restructuring plan discussed above in Note D of the Company's financial statements. Discussions broke off as the investment group proposing to manage the private placement continually changed the requirements to proceed and demanded more concessions than the Board of Directors felt were either reasonable or in the best interests of both the shareholders and the Company. Currently, the Company is continuing discussions with several additional sources of investment capital. During this period of financial introspection, the Board of Directors and the CEO/President, William Chalmers, Jr., met and concluded that a change in management direction was necessary. Mr. Chalmers resigned from the Company on April 24, 2001. The change in management went smoothly and was well received by our partners and clients as news spread that Henry Kartchner was resuming the role of CEO and Brent Kartchner would serve as interim President pending the successful search to fill this position permanently.

     On the positive side, IPRC's marketing and technology support has benefited through the stepped up efforts of ExxonMobil Research and Engineering. EMRE recently assigned two additional Sales and Licensing executives solely to help IPRC market its Microwave Separation Technology
(MST) both within and outside of ExxonMobil. One has a chemical engineering degree and an MBA and has spent over thirty-three years with Mobil, including 9 years spent in Sales and Licensing. The second executive was formerly with the Exxon side of the company for 37 years. This individual has 15 years of experience in Sales and Licensing. The addition of these seasoned, exceptionally qualified marketers will add needed expertise to IPRC's sales efforts. A strategic joint marketing plan is in place and is being implemented. EMRE designed and printed letterhead and business cards that contain the logos of both EMRE and IPRC. EMRE is also officially linking the IPRC website to their newly designed website at www.exxonmobil.com/refiningtechnologies. Our MST can be found in the "Fuel Technologies" section.

     During this quarter, IPRC was invited to be an integral part of EMRE's Hospitality Suite at the National Petrochemical & Refiners Association 2001 Annual Meeting held March 18-20 in New Orleans. Over two thousand attendees from refineries all over the world attended this conference. It was also during this time that EMRE began full-page advertising on behalf of IPRC in the Spring, 2001 issue of Petroleum Technology Quarterly, the March, 2001 issue of Hydrocarbon Engineering, and the March/April Issue of World Refining. A feature article entitled "Eliminating Emulsions" appeared in the March, 2001 issue of Hydrocarbon Engineering. A recent Hydrocarbon Processing Refinery Processes Catalog (Gulf Publishing Co.) featured the MST under "Oily Waste Treatment". Trade magazines such as these have greatly increased IPRC's exposure and generated leads to the Company.

     Further support and involvement on the technology front have been made by EMRE as well. A group of engineers has been assigned the task of helping to move IPRC's MST through an internal "Gating Process", which is expected to be complete this summer. At that time, the MST will receive the designation of EMRE's Approved Technology. This is a rigorous process that scrutinizes new technology in the areas of design, engineering, function and reliability, and assesses the environmental and economic benefits for the refineries within the ExxonMobil global refinery system. It is anticipated that when this "gating" designation is received, it will be easier for IPRC to place its MST in ExxonMobil plants.

     In addition, EMRE has assisted in expanding and improving IPRC's laboratory in Houston. IPRC received a substantial amount of sophisticated laboratory equipment from EMRE for use in testing the emulsions that are sent to us from prospective customers. This equipment was provided to insure that our in-house laboratory facility would be capable of performing the expanded battery of stringent tests that are required to determine the impact of the
MST on a client's emulsions before conducting an on-site demonstration.   Both
IPRC and EMRE personnel have been working closely to enhance this evaluative capability. This equipment will enable IPRC to provide more thorough testing and allow the Company to provide potential customers with more detail regarding the separation of their emulsions.

     IPRC has been invited to participate in a conference sponsored by Mexico's Chamber of Commerce. The conference is entitled: "NAFTA 2001: A year of Transition for the U.S. and Mexico". It will be held in Washington, DC in May, 2001. Our marketing delegates are planning to meet with representatives from PEMEX, one of the largest oil companies in the world. Mexico has the second largest proven crude oil reserves in the Western Hemisphere at 28.3 billion barrels and in the year 2000, produced about 3.5 million barrels of oil per day.

     The immediate focus of our marketing strategy continues to be directed toward the domestic refining industry. In April, 2001, the Energy Information Administration (EIA) reported that the United States produced around 8.1 million barrels of oil per day during 2000. With the price of oil just below $30.00 a barrel, refiners are attempting to maximize their output capacities. By implementing the MST in refineries, we believe we can help to de-bottleneck refinery operations by helping to clean up the emulsions that are ever-present in their systems, thus increasing the numbers of barrels per day that can be realized at the refinery.

     IPRC's marketing efforts have been expanded to include petroleum-engineering companies such as Kellogg Brown Root, Fluor Daniel and Jacobs Engineering. We are emphasizing to this audience the value of including the MST in planned modifications and operational enhancements for their major worldwide petroleum-engineering projects. Most of these engineering companies are head-quartered or have a strong presence in Houston, a fact that is helpful in the marketing effort.

     We are still testing and evaluating the technology required by Suncor Energy in Alberta, Canada. The laboratory screening studies showed significant MST activity for destabilizing the Suncor emulsions. However, the initial field study was less conclusive. Nevertheless, we believe the field results are not counter to the laboratory results, as there are valid technical factors to explain the differing observations. The trial results indicate Suncor's hard-to-treat emulsions can be successfully treated and separated using the MST in conjunction with a combination of technologies.
The oil sands and related production of Alberta represent a tremendous opportunity to place our technology in a market whose daily production is forecast to grow from 782,300 bbl/day to over 2,455,000 bbl/day. We have identified over 18 companies with either current or planned operations in this market. The test at Suncor Energy is the first trial for the MST within this market. We have tested samples in our laboratory from three other companies in Alberta Province and are discussing further tests with them at this time. In addition to the North American market, we have discussed the MST process with a major U.S. construction company and submitted a proposal for an application in Chad, Africa.

     Technology improvement and expanded fields of use continue to be areas of importance to IPRC. Both of these issues are important to the successful placement of MST Units within refinery operations. Generating sufficient working capital remains one of the most difficult aspects to successfully transitioning from a research and development start-up company to an operating company. We continue to divide our energies between marketing, improving the MST technology and obtaining the capital necessary to move the Company to the next level.

Results of Operations

     Three and Six Months Ended April 30, 2001 Compared to Three and Six Months Ended April 30, 2000

Revenue

    During the six month period ended April 30, 2001, the Company recognized $242,815 in revenue compared to $146,855 in the same period of 2000. The second quarter 2001 revenue was comprised of lease revenue earned from leases of the MST-1000 and fees charged to reimburse set-up costs incurred by the Company to demonstrate the MST-1000 at various locations. During the second quarter 2000, the revenue represented revenue earned from leases of the MST-1000.

     During the three month period ended April 30, 2001, the Company recognized $80,050 revenue compared to $52,678 during the same period in 2000. The revenue in both years was comprised of income earned from leases of the MST-1000.

Cost of Goods Sold and Gross Profit (Loss)

     During the six month period ended April 30, 2001, the Company identified $564,581 in costs that were specifically identified to contract revenue compared to $114,913 for the same period in the prior year, an increase of $449,668.

     Of this increase, $104,935 was attributed to an increase in personnel costs. This was a result of the Company utilizing additional, more highly trained personnel at higher pay scales to support the existing MST leases and to perform demonstrations at potential customers' facilities. During the first two quarters of fiscal year 2001, the Company had five highly paid employees who spent more than seventy percent of their time working on supporting lease contracts and performing demonstrations of the MST, compared to only two employees during the second quarter 2000.

     In addition to the increase in personnel costs, the Company had an increase of $185,379 in repairs and maintenance costs to set-up and support equipment leases and an increase of $151,253 in demonstration costs during the six months ended April 30, 2001. This is a result of the Company actively maintaining and demonstrating its technology in the marketplace.
Additionally, the Company recorded a charge of $36,847 against income for depreciation of the leased equipment during the six months ended April 30, 2001, compared to $28,746 for the same period in the prior year.

     During the three month periods ended April 30, 2001 and 2000, the Company identified $221,498 and $70,781, respectively, in costs that were specifically identified to contract revenue. During the three month period ended April 30, 2001, the costs were primarily comprised of approximately $70,394 in personnel costs, $117,988 for costs incurred to set-up and support equipment leases, and $14,693 in costs to demonstrate the MST at various locations. During the same period in the prior year, the Company incurred $21,239 in payroll and related charges and $33,291 in costs to set up new leases. Additionally, during the three month periods ended April 30, 2001 and 2000, the Company recorded charges of $18,423 and $16,251, respectively against income for depreciation of the leased equipment.

General and Administrative

     General and administrative expenses for the six month period ended April 30, 2001 totaled $895,619 compared to $378,460 for same period in 2000 for a net increase of $517,159. Of this increase, an increase of $191,862 in net personnel costs was recorded as a result of the Company recruiting additional, more highly trained employees at higher pay scales to support the laboratory facility and marketing efforts. Additionally, marketing consulting costs and travel costs increased by $54,776 and $59,622, respectively, as the Company stepped up its efforts to present the MST process to the marketplace. The Company also recorded an increase of $139,192 in legal and professional fees that were incurred as a result of the Company seeking advice on alternative methods of obtaining long-term financing and capital. Also included in the net increase was $25,333 in insurance expense and a net increase of $22,830 in all other general expenses. Additionally, during the six month periods ended April 30, 2001 and 2000, the Company recorded a charge of $47,079 and $23,535, respectively, against income for depreciation of equipment, an increase of $23,544.

     General and administrative expenses for the three month period ended April 30, 2001 totaled $521,298 compared to $231,741 for same period in 2000. The net increase of $289,557 in general and administrative costs was primarily comprised of an increase of $66,602 in personnel costs and an increase of $60,776 and $18,600 in consulting and travel, respectively. Legal fees and insurance costs increased by $121,048 and $16,272, respectively. Other general and administrative costs declined by a net amount of $5,535. Additionally, during the three month period ended April 30, 2001, the Company recorded a charge against income of $23,635 for depreciation compared to $11,841 for the same period in the prior year, an increase of $11,794.

Research and Development Expenses

     For the period ended April 30, 2001, the Company incurred research and development costs of $45,738 compared to no costs for the six month period ended April 30, 2000. This increase was comprised of $24,696 in personnel costs and $21,042 in consulting costs. This was due to the Company exploring expanded fields of use in down hole technology and waste minimization

     The Company incurred research and development costs of $31,605 for the three month period ended April 30, 2001 compared to no costs for the same period in 2000. This increase was comprised of $13,767 in personnel costs and $17,838 in consulting costs.

Interest Expense

     During the six months ended April 30, 2001 and 2000, the Company incurred interest expense of $87,063 and $16,823, respectively, for an increase of $70,240. During the three month periods ended April 30, 2001 and 2000, the Company recorded interest expense of $49,505 and $8,513, respectively, for an increase of $40,992. The increase during fiscal year 2001 is a result of the Company primarily funding operations through the issuance of debt rather than the sale of its equity securities.

Liquidity and Capital Resources

     The Company has funded operations principally from the private placement of equity securities, primarily common stock, and warrants exercisable for common stock. As of April 30, 2001, IPRC's aggregate current liabilities were $1,770,007 compared to $768,500 at October 31, 2000. At the second quarter ended April 30, 2001, the Company had negative working capital of $1,597,364 compared to negative working capital of $555,705 at October 31, 2000.

     Although the Company continues to use cash in, rather than supply cash from, its operations, management is hopeful that it can identify sufficient sources to fund operations in the near term. There can be no assurance, however, that sufficient funds can be raised to continue operations. In March, 2001, the Company received funding of a $375,000 short-term loan agreement dated January 19, 2001, from a major shareholder. In addition, the Company received advances of $150,000 and $40,000 from a member of the Board of Directors. The Company also expects to generate revenue from fees charged to demonstrate the MST-1000 to potential customers and from payments from existing equipment leases. Additionally, the Company has the ability to raise capital through the sale of shares of its common stock. In addition, the Company is also considering seeking shareholder consent to issue shares of preferred stock. However, there can be no assurance that any sales of common or preferred stock will occur, or if they occur, that they would be completed on terms most favorable to the Company. Unless registered for sale under the Securities Act of 1933, as amended, any securities sold by the Company would be offered or sold in the United States in private transactions.

     The presence of "full ratchet" anti-dilution provisions in certain warrants issued by the Company in 1997, 1998, 1999, which are discussed in Footnote E to the financial statements included in this report, has proven to be a burden on the Company in seeking equity financing. The Company has been negotiating with the warrant holders to either waive or modify their anti-dilution protections or to exercise their warrants, so far without success.

                      PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following are the changes in equity securities between October 31, 2000 and April 30, 2001:

     In December, 2000, the Company issued 16,040 shares of its Common Stock to various employees as bonuses for the fiscal year 2000. The value of the bonuses was approximately $12,030.

     In December, 2000, the Company issued 182,936 shares of Common Stock to a related party and stockholder in satisfaction of a 10% note payable in the amount of $50,033 plus accrued interest of $6,677.

     On February 28, 2001, the Company issued 47,500 shares of Common Stock to two investors for $47,500 in cash.

     The Company relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 thereunder, which cover "transactions by an issuer not involving any public offering," in connection with sales of the securities discussed above without registration under the Securities Act of 1933. The Company made a determination in each case that the person to whom the securities were sold did not need the protections that registration would afford. The certificates representing the securities sold were marked with a legend indicating that transfer of the securities was restricted because they had not been sold in a registered offering. The Company believes that the investors to whom securities were sold had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment. The Company also believes that the investors had access to the same type of information as would be contained in a registration statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The exhibits to this report are listed in the Exhibit Index, which appears immediately after the signature page.

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended April 30, 2001.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2001.

                                   IMPERIAL PETROLEUM RECOVERY CORPORATION


                                   By:/s/ Scott Jensen
Date: June 14, 2001                   Scott Jensen
                                      Chief Accounting Officer
                                      (Duly Authorized Officer)


                                   By:/s/ C. Brent Kartchner
Date: June 14, 2001                   C. Brent Kartchner
                                      President and Director
                                      (Duly Authorized Officer)

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

   9.1 Marketing Agreement dated October 6, 1999 with Mobil Technology Company and the Company (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the Commission on February 26, 2001).

   9.2 Loan Agreement dated January 19, 2001 between Maya, LLC and the Company (incorporated by reference to Exhibit 10.2 to the
                Company's quarterly report on Form  9.3   10-QSB filed with
                the Commission on March 20, 2001).