Form 10KSB/A
period 2000-10-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2001-06-22
CIK 1020448

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               AMENDMENT NO. 1

                                FORM 10-KSB/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended October 31, 2000

                         Commission file number: 0-21169

                    Imperial Petroleum Recovery Corporation
              (Exact name of registrant as specified in its charter)

            Nevada                                76-0529110
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

                           1970 South Starpoint Drive
                             Houston, Texas  7032
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

Based on the February 8, 2001 last sale price of $1.218, the aggregate market value of shares of Common Stock held by non-affiliates was approximately $11,203,620.

As of February 8, 2001, 16,899,919 shares of the issuer's Common Stock were outstanding.

Transitional small business disclosure format: __ Yes   X No

    The purpose of this amendment is to correct unintentional errors in the information that appeared in Item 11 of the Company's Form 10-KSB for the fiscal year ended October 31, 2000. Item 11 is replaced in its entirety with the following text.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of June 8, 2001 the persons identified as such in the table below were believed by the management of the Company to be beneficial owners of more than five percent of the shares of common stock of the Company. The table also shows the beneficial ownership of shares of common stock of the Company of directors and executive officers. Beneficial ownership is calculated on the basis of SEC Rule 13d-3. Under that Rule, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, management believes that each person named in the table below has sole power to vote, or dispose or direct the disposition of, all shares reported as beneficially owned, subject to applicable community property laws.

                 Five-Percent Owners and Management Holdings (1)

                                                                                 Shares of      Percent of
                                                                                 Common Stock   Common Stock
                                             Shares of   Percent of              Owned if       Owned if
                             Director or     Common      Common                  Warrants are   Warrants are
Name of Beneficial Owner     Executive       Stock       Stock        Warrants   Fully          Fully
(& Address of 5% Owners)     Officer?        Owned(2)    Owned        Owned(3)   Exercised      Exercised(4)
------------------------     -----------     ---------   ----------   --------   ------------   ------------
Scott C. Hensel               Director          60,000      0.4%         -          60,000          0.2%

C. Brent Kartchner            Director         965,525      5.7%         -         965,525          3.3%
57 Quail Run Road             President
Henderson, NV  89014

Henry H. Kartchner            Director       2,691,020     15.9%         -       2,691,020          9.2%
3216 S. Everett Place         Chairman
Kennewick, WA  99336

A.V. McGraw                   Director               0        0%         -               0            0%

Thomas Rossi                  Director         250,000      1.5%         -         250,000          0.8%

Earl Stout                    Vice President    52,520      0.3%         -          52,520          0.2%
                              of Finance

All Directors &               N.A.           4,019,065     23.7%         -       4,019,065         13.7%
Executive Officers as
a Group (5)

Paul Howarth                  No               396,176      2.3%     1,116,071   1,510,247          5.1%
7 Larkside Court
Henderson, NV  89014

Rex H. Lewis                  No             3,625,000     21.4%    11,375,000  15,000,000         51.0%
2325-A Renaissance Dr.
Las Vegas, NV  89119

1.    Percentages are based on 16,967,419 shares of the Company's common stock being issued and outstanding as of June 7, 2001.






2.    All shares are held directly except that (i) Mr. Henry H. Kartchner's beneficial holdings include
      1,087,646 shares held directly by Food Development Corporation, which he controls, (ii) Mr. Lewis'
      beneficial holdings are held by Maya LLC, an entity he controls, and (iii) Mr. Howarth's beneficial holdings are held by The Howarth Family Trust dated 10/1/87, of which he and his wife serve as trustees.
      In addition to shares, Maya LLC holds one warrant to acquire 875,000 shares of the Company's common stock and three warrants each with a provision to acquire 3,500,000 shares of the Company's common stock. The
      3,500,000 share warrants expire on December 11, 2001, December 11, 2001, and June 11, 2002, respectively, and the 875,000 share warrant expires on December 8, 2002.  The Howarth warrant expires on October 6,
      2003.  See also Note 3 below.

3.    The number of warrants owned by Mr. Lewis and Mr. Howarth may be adjustable based on anti-dilution provisions in their warrants.  Both the Lewis warrants and the Howarth warrants specify that the rights of the warrant holders are entitled to "full ratchet" anti-dilution adjustments in the event the Company issues shares of common stock or securities convertible into or exchangeable for common stock at a price per share less than the warrant exercise price.  Upon any such adjustment, the holder of a warrant would be entitled to exercise the warrant at an exercise price per share equal to the price per share at which the shares of common stock or securities convertible into or exchangeable for common stock were issued.
      The warrants also specify that any such adjustment would trigger an additional adjustment in the number of shares for which the warrant is exercisable.  The warrants specify that such number would be adjusted by multiplying the number of shares subject to the warrant immediately before the adjustment by a fraction, the numerator of which would be the per share exercise price immediately before the adjustment and the denominator of which would be the per share exercise price after the adjustment.  The initial exercise price of the warrants beneficially owned by Mr. Lewis is $1.00 per share.  The initial exercise price of the warrants beneficially owned by Mr. Howarth is $3.00 per share.  Following the issuance of the Lewis and Howarth warrants, the Company on a number of occasions has issued shares of its common stock at prices that could be deemed to trigger the above-described anti-dilution provisions.  The lowest price at which the Company has sold stock is $.50 per share, although the Company has issued shares of restricted common stock to employees as bonuses valued at as low as $0.30 per share.  The Company has not interpreted employee stock bonuses as triggering the anti-dilution provisions because the warrants contain customary exemptions for employee equity incentive issuances, although the text of the warrants suggests that these particular warrants may exempt employee stock option issuances only and not employee restricted stock bonuses.  In a "worst case" scenario, therefore, the Lewis and Howarth warrants would be exercisable for either $.50 or $.30 per share, depending on whether the Company's interpretation of the employee equity incentive exemption is accepted.  Also on a "worst case" pro forma basis, the anti-dilution clauses requiring an adjustment in the number of shares for which the warrants are exercisable simultaneously with each adjustment in the per share exercise price could be interpreted to entitle Mr. Lewis to exercise warrants to purchase 37,916,667 shares of the Company's common stock (at an exercise price of $.30 per share), after which he would hold 62.5% of the outstanding common stock (assuming Mr. Howarth exercised all his warrants and the holdings of other holders did not change), and Mr. Howarth to purchase 11,160,710 shares of the Company's common stock (at an exercise price of $.30 per share), after which he would hold
      17.4% of the Company's common stock (assuming Mr. Lewis exercised all his warrants and the holdings of other holders did not change).  Either warrant holder could also exercise a warrant to purchase smaller numbers of shares in minimum 25,000 share increments up to the total number of shares covered by the warrant.  The Lewis warrants expire in three installments of 3,500,000 shares each on December 11, 2001,
      May 11, 2002 and June 11, 2002 and in one installment of 875,000 shares on December 8, 2002.  The Howarth warrants expire on October 6, 2003.

4.    The percentages shown assume that Mr. Lewis exercises the 11,375,000 warrants shown in the table as being beneficially owned by him and that Mr. Howarth exercises the 1,116,071 warrants shown in the table as being owned by him, which would result in the Company's having 29,458,490 issued and outstanding shares.
      Mr. Lewis' percentage would be 52.9% if he exercised all the warrants shown for him and Mr. Howarth did not exercise any warrants.  Mr. Howarth's' percentage would be 8.4% if he exercised all the warrants shown for him and Mr. Lewis did not exercise any warrants.

5.    Includes six individuals, Scott Hensel, Henry H. Kartchner, C. Brent Kartchner, A. V. McGraw, Thomas
      Rossi and Earl Stout.  The percentages shown for the group may not equal the sum of the individual holdings percentages because, under SEC rules, different denominators may be used to calculate certain individual percentages.


                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2001.

                               IMPERIAL PETROLEUM RECOVERY CORPORATION



Date: June 22, 2001            By: /s/ C. Brent Kartchner
                                   C. Brent Kartchner
                                   President