Form 10QSB
period 2001-07-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2001-09-20
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                   FORM 10-QSB


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES  EXCHANGE ACT OF 1934

          For the Quarterly Period Ended July 31, 2001

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


                                  YES X   NO __


There were 17,167,419 shares of the Registrant's $0.001 par value common stock outstanding as of September 14, 2001.














                              TABLE OF CONTENTS

                        PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of July 31, 2001 and
         October 31, 2000                                            3-4

         Consolidated Statements of Operations for the Three
         and Nine Months Ended July 31, 2001 and 2000 and
         Cumulative Amounts Since Inception                          5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended July 31, 2001 and 2000 and Cumulative
         Amounts Since Inception                                     6-8

         Notes to Consolidated Financial Statements                  9-14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        15-18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          20

Item 2.  Changes in Securities and Use of Proceeds                  20

Item 3.  Defaults Upon Senior Securities                            20

Item 4.  Submission of Matters to a Vote of Security Holders        20

Item 5.  Other Information                                          20

Item 6.  Exhibits and Reports on Form 8-K                           21

         Signatures                                                 22

         Exhibit Index

                        PART I.  FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS




                                          July 31, 2001    October 31, 2000
                                           (Unaudited)        (Audited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $    7,592         $  171,822
  Trade accounts receivable                    10,484             11,000
  Other receivables, related party              4,332              5,082
  Inventory - net of reserve of $260,000
    at July 31, 2001 and October 31, 2000        -                  -
  Prepaid expenses                             15,248             24,891
                                           ----------         ----------
     Total Current Assets                      37,656            212,795

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $357,031
   at July 31, 2001 and $231,416 at
   October 31, 2000 respectively              878,228            921,147

OTHER ASSETS, net of accumulated
  amortization of $6,900 at July 31, 2001
   and $4,214 at October 31, 2000
   respectively                               165,682             74,244
                                           ----------         ----------

                                           $1,081,566         $1,208,186
                                           ==========         ==========















                                 (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS (Continued)



                                         July 31, 2001      October 31, 2000
                                          (Unaudited)          (Audited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Trade accounts payable                   $  625,897         $  427,211
  Payables to related parties                  29,428             17,796
  Accrued liabilities                         191,622            114,952
  Deferred revenue                             53,625             53,872
  Notes payable to related parties            829,200               -
  Current maturities of long term
   obligations                                378,538            153,117
  Current maturities of capital lease
   obligation                                   1,704              1,552
                                           ----------         ----------
     Total Current Liabilities              2,110,014            768,500

LONG TERM OBLIGATIONS
  Notes payable, less current maturities    1,195,797          1,137,224
  Capital lease obligation, less current
   maturities                                   6,911              8,319
                                           ----------         ----------
     Total Liabilities                      3,312,722          1,914,043

COMMITMENTS AND CONTINGENCIES                    -                  -

STOCKHOLDERS' DEFICIT
  Redeemable common stock (200,000 shares,
   par value $.001, relating to Guaranteed
   Investment Contract - Note D)              102,493               -
  Common stock, par value $0.001;
   authorized 100,000,000 shares; issued
   and outstanding 16,967,419 at July 31,
   2001 and 16,700,943 at October 31, 2000,
   respectively                                16,968            16,701
  Additional paid in capital               11,416,231        11,241,837
  Deficit accumulated during the
   development stage                      (13,766,848)      (11,964,395)
                                          -----------       -----------
     Total Stockholders' Deficit           (2,231,156)         (705,857)
                                          -----------       -----------
                                          $ 1,081,566       $ 1,208,186
                                          ===========       ===========



The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
( a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                 Cumulative
                                  Amounts          For the three             For the nine
                                   Since       months ended July 31,    months ended July 31,
                                 Inception       2001        2000         2001          2000
                                ------------   --------   ---------   -----------    ---------
Revenues                        $    779,788   $ 82,089   $  78,858   $   324,904    $ 225,714

Cost of goods sold                 1,622,966    129,633      99,028       694,213      213,941
                                ------------   --------   ---------   -----------    ---------
     Gross profit (loss)            (843,178)   (47,544)    (20,170)     (369,309)      11,773

Operating expenses
 General and administrative        8,796,933    295,338     268,149     1,191,160      646,610
 Research and development-
   prototype                       3,446,469     22,257        -           67,793         -
 Acquired research and
   development-prototype             349,500       -           -             -            -
 Loss on abandonment of
   leased facility                   161,918       -           -             -            -
                                ------------   --------   ---------   -----------    ---------
                                  12,754,820    317,595     268,149     1,258,953      646,610
                                ------------   --------   ---------   -----------    ---------
     Loss from operations        (13,597,998)  (365,139)   (288,319)   (1,628,262)    (634,837)

Other
 Interest expense                   (358,882)   (70,061)     (8,713)     (157,125)     (25,537)
 Interest expense on beneficial
   conversion feature (Note D)       (13,250)   (13,250)       -          (13,250)        -
 Other income (expense), net        (152,476)      -            311        (1,323)      (1,442)
                                ------------   --------   ---------   -----------    ---------
                                    (524,608)   (83,311)     (8,402)     (171,698)     (26,979)

Loss before extraordinary
 item                            (14,122,606)  (448,450)   (296,721)   (1,799,960)    (661,816)

Extraordinary item - gain on
 extinguishment of debt              358,251       -           -             -          26,134
                                ------------   --------   ---------   -----------    ---------
     Net loss                   $(13,764,355) $(448,450)  $(296,721)  $(1,799,960)   $(635,682)
                                ============  =========   =========   ===========    =========

Net loss per common share -
 basic and diluted
  Loss before extraordinary
   item                         $     (1.22)  $    (.03)  $    (.02)  $      (.11)   $    (.04)
  Extraordinary item                    .03         -           -             -            -
                                ------------  ---------   ---------   -----------    ---------
     Net loss                   $     (1.19)  $    (.03)  $    (.02)  $      (.11)   $    (.04)
                                ============  =========   =========   ===========    =========

The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
( a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                               Cumulative
                                                amounts
                                                 since         Nine months ended July 31
                                                inception          2001           2000
Increase (decrease) in cash and cash
 equivalents
  Cash flows from operating activities
   Net loss                                    $(13,751,105)  $(1,799,960)  $  (635,682)
   Adjustments to reconcile net loss to net
   cash used in operating activities
    Contributed capital for services rendered
     and liabilities paid                           114,059        35,170        45,000
    Gain on extinguishment of debt                 (358,251)         -          (26,134)
    Depreciation and amortization                   364,641       128,681        95,983
    Non-cash charge associated with acquisition     349,500          -             -
    Loss on abandonment of leased facility          161,918          -             -
    Charges associated with stock issuances
     to employees, vendors, related parties       1,064,951        12,031          -
    Non-cash expenses incurred by affiliate         661,677          -             -
    Non-cash interest expense on beneficial
     conversion of note payable to related party     13,250        13,250          -
    Loss on disposal of property and equipment       14,500         1,323          -
    Changes in assets and liabilities
     Accounts receivable                            (10,485)          515          -
       Other receivables, related party              (4,332)          750          -
     Prepaid expenses                               (15,247)        9,644       (12,574)
     Other assets                                  (178,525)      (94,102)     (217,318)
     Trade accounts payable                       1,541,915       198,686        76,940
     Payables to related parties                     29,428        11,632        (5,829)
     Accrued liabilities                            329,074        86,347       (32,902)
     Deferred revenue                                53,625          (247)       38,991
                                               ------------   -----------   -----------
         Total adjustments                        4,118,448       403,680       (37,843)

         Net cash used in operating
          activities                             (9,632,657)   (1,396,280)     (673,525)

Cash flows from investing activities

         Cash paid for acquisition                  (94,000)         -             -
         Purchases of property and equipment     (1,241,419)      (84,421)     (337,106)
                                               ------------   -----------   -----------
         Net cash used in investing activities   (1,335,419)      (84,421)     (337,106)
                                               ------------   -----------   -----------
                                         (Continued)

                                              6





IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
( a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

                                               Cumulative
                                                amounts
                                                 since         Nine months ended July 31
                                                inception          2001           2000
Cash flows from financing activities
  Proceeds from issuance of common stock
   and warrants                                   6,767,983       157,500       970,500
  Proceeds from issuance of long term
   obligations                                    4,107,627       467,250        80,000
  Proceeds from notes payable to related parties    826,200       826,200          -
  Principal payments on long term obligations      (724,141)     (133,222)         (444)
  Principal payments on capital lease obligations    (2,001)       (1,257)         -
                                               ------------   -----------   -----------
        Net cash provided by financing
         activities                              10,975,668     1,316,471     1,050,056
                                               ------------   -----------   -----------
        Net increase (decrease) in cash and
         cash equivalents                             7,592      (164,230)       39,425

Cash and cash equivalents at beginning of period       -          171,822        17,774
                                               ------------   -----------   -----------

Cash and cash equivalents at end of period     $      7,592   $     7,592   $    57,199
                                               ============   ===========   ===========
Supplemental disclosure of cash flow
  information

Cash paid during the period for:
          Interest                             $    158,307   $    54,168   $    10,000
                                               ============   ===========   ===========
          Income taxes                         $       -      $     -       $      -
                                               ============   ===========   ===========

Noncash investing and financing activities

The following noncash activities occurred during the nine month period ended July 31,

2001

In December, 2000, the Company issued 16,040 shares of its Common Stock to various employees as bonuses for the fiscal year 2000.  The stock issued as bonuses was valued at
$12,030.




                                           (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

Noncash investing and financing activities

2001 - Continued

In December, 2000, the Company issued 182,936 shares of Common Stock to a related party and stockholder in satisfaction of a note payable in the amount of $50,033 plus accrued interest of $6,677. The note, dated August 15, 1997, carried an interest rate 10% per annum and entitled the holder to convert any unpaid balance into shares of the Company's Common Stock at $0.31 per share.

During the nine months ended July 31, 2001, the Company recorded $3,150 in rental expense from a truck lease agreement with a related party. The agreement is considered an in-kind capital contribution. Accordingly, additional paid-in capital has been increased by $3,150.

During the nine months ended July 31, 2001, a related party made payments totaling $30,750 and $1,270 to a consultant and a part-time receptionist, respectively, on behalf of the Company. Accordingly, the Company recorded these transactions as additional paid-in capital.

As discussed in Note D, the Company recognized charges related to the beneficial conversion feature on a note payable to a related party issued during the three month period ended July 31, 2001. The beneficial conversion feature is determined by the difference between the market value of common stock and the conversion rate of the debt, limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period corresponding to the time restrictions on conversion of the debt into stock. For the three month period ended July 31, 2001, and cumulative from inception, the beneficial conversion resulted in a noncash charge recorded as additional interest expense of $13,250.

2000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES

1.  Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.
The results of operations for the nine month period ended July 31, 2001, are not necessarily indicative of the results for the fiscal year ending October 31, 2001. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000.

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

                                   July 31, 2001     October 31, 2000

      Raw materials                 $  260,000          $  260,000
      Less reserve for net
       realizable value               (260,000)           (260,000)
                                    ----------          ----------

       Total                        $        -          $        -
                                    ==========          ==========

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES (Continued)

4.  Inventories  (Continued)

The recoverability of inventory is dependent upon the Company entering into agreements to lease the completed MST units.

5.  Certain reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

NOTE B - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, which contemplates continuation of the Company as a going concern. However, the Company is a development stage company, has generated limited revenue through July 31, 2001, and has sustained substantial losses from operations since inception. In addition, as of July 31, 2001, its current liabilities exceeded its current assets by $2,072,358. In addition, the Company has used cash in, rather than provided cash from, its operations.

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

The Company has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

* The Company entered into a 24-month Worldwide Marketing Agreement with a subsidiary of ExxonMobil Corporation to provide the Company with marketing and sales assistance. The two companies have agreed to share certain of the revenue related to this agreement. The Company and ExxonMobil have been negotiating an extension of the agreement, which expires on October 6, 2001.

* During the third quarter of fiscal year 2001, the holder of a $100,000 promissory note that matured on June 20, 2001 extended the due date to October 8, 2001.

* On July 27,2001, the Company received a short-term loan of $221,200 from a shareholder.

* On July 27, 2001, a shareholder offered to aid the formation of an investment group to attempt to raise $5 million.

* On July, 2001, the Company entered into an agreement to sell a MST-1000 to a refinery located in Africa. The Company expects the customer to inspect and accept the completed MST on March 15, 2002.

* At the end of July, 2001, the Company implemented cost cutting measures by substantially reducing the size of its work force.

NOTE C - LOSS PER COMMON SHARE

The following data show the shares used in computing net loss per common share including dilutive potential common stock:

                                   Cumulative
                                    amounts
                                     since       Three months ended July 31,     Nine months ended July 31,
                                   inception       2001               2000          2001             2000
Common shares outstanding                 -     16,947,419         16,415,675    16,700,943       15,901,597
  during the entire period
Weighted average common shares
  issued during the period       11,582,146         21,739             31,365       207,881          294,059
Weighted average number
  common shares
  used in basic EPS              11,582,146     16,969,158         16,447,040    16,908,824       16,195,656
Dilutive effect of stock
  options and warrants                 -              -                  -             -                -
                                 ----------     ----------         ----------    ----------       ----------
Weighted average number
  of common shares and
  dilutive potential common
  stock used in diluted EPS      11,582,146     16,969,158         16,447,040    16,908,824       16,195,656
                                 ==========     ==========         ==========    ==========       ==========

All shares relating to warrants granted as described in Note E, together with 250,125 warrants issued in fiscal year 2000 and 140,266 shares relating to potentially convertible debt instruments were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for all periods.

The following data shows the amounts used in computing net loss per common share, including the effect on net loss for a beneficial conversion feature associated with redeemable common stock. The following data also shows the weighted-average number of shares and rights to acquire shares with dilutive potential. The net loss for the three and nine months ended July 31, 2001 and cumulative amounts since inception include a noncash imputed dividend related to the beneficial conversion feature. The beneficial conversion feature is computed as the difference between the market value of the common stock into which the redeemable common stock can be converted and the value assigned to the redeemable common stock. The imputed dividend is a one-time, noncash charge increasing the net loss.

                                   Cumulative
                                    amounts     Three months ended         Nine months ended
                                     since           July 31,                  July 31,
                                   inception     2001          2000       2001           2000

Net loss                          (13,764,355)  $(448,450)   (296,721)  $(1,799,960)  (635,682)
Imputed dividend from
 beneficial conversion feature         14,000      14,000        -           14,000       -
                                   ----------   ---------     -------   -----------    -------
     Net loss applicable to
      common stock                (13,778,355)  $(462,450)   (296,721)  $(1,813,960)  (635,682)
                                   ==========   =========     =======   ===========    =======

NOTE D - RELATED PARTY TRANSACTIONS

On December 6, 2000, an officer and member of the Board of Directors funded a short-term advance of $50,000 to the Company. The advance was to be repaid one week later, on December 13, 2000, for a one time loan fee of $3,000. On July 31, 2001, the unpaid balance of $53,000 was converted into a promissory note at 10% per annum with interest to accrue retroactively from January 1, 2001. The promissory note, which matures on September 15, 2001, gives the holder the option to convert any unpaid balance into shares of the Company's Common Stock at $0.40 per share. The market price of the stock was higher that the conversion rate on the day of issuance. The difference between the price to convert and the market price of the stock is considered a beneficial conversion feature. The beneficial conversion feature is recorded as an additional noncash charge to interest expense of $13,250 and is recognized in the period when the debt became convertible into stock.

On January 19, 2001, the Company executed a $375,000 short-term loan agreement with a controlling stockholder. The loan was funded on March 6, 2001. The loan is secured by the MST Unit located at Tar Sands Island, Fort McMurray, Alberta, Canada; carries an interest rate of 12% per annum compounded daily and matures on July 31, 2001. The loan remains unpaid at July 31, 2001.

As part of the original loan agreement dated January 19, 2001, the Company and the controlling stockholder agreed to negotiate a recapitalization plan in good faith. The proposed plan included a provision for the Company to repurchase a certain portion of the stockholder's shares of common stock for $1.10 per share. In addition to the repurchase provision, the agreement would have allowed the stockholder to exchange warrants for shares of the Company's common stock and would have provided the Company with an option to repurchase a specified number of shares of common stock held by certain officers/directors.

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

On April 27, June 6 and June 20, 2001, the Company received advances of $150,000, $40,000, and $30,000 respectively, from another shareholder who is a member of the Board of Directors. The advances were used to fund operations. The Company repaid the $40,000 advance on June 12, 2001. This individual has the option to participate as an initial investor in a planned investment group by converting the $180,000 balance and accrued interest into shares of Common Stock that will receive a 20X rate of return. Subsequent to July 31, 2001, the Company received an additional advance of $4,500 from this shareholder.

On July 18, 2001, a shareholder and former member of the Board of Directors purchased 200,000 shares of the Company's Common Stock and a Guaranteed Investment Contract from the Company for $100,000. The Guaranteed Investment Contract entitles the shareholder a 20X rate of return over a period of 7 years ending on July 18, 2008. The investment is secured by a third position lien on certain equipment of the Company that is leased to a customer and located in a refinery in Torrance, California. The Company may repay this investment, which matures on July 18, 2008, together with the related rate of return earned to that date, any time after July 18, 2002 without penalty. The trading price of the Common Stock on July 18, 2001 was $0.57 per share. These 200,000 shares are shown as redeemable Common Stock on the balance sheet at July 31. 2001.

A shareholder is negotiating with the Company with respect to potential formation of an investment group to arrange for an investment of $5 million and is cooperating to encourage one or more investors who elect to do so to lend the Company up to $750,000 of the $5 million on a secured basis prior to
the closing of the investment.   At the closing of the investment, the
pre-closing loans would be converted into the form assumed by the aggregate $5 million investment, but the pre-closing lenders would be entitled to receive a higher rate of return.

On July 27, 2001, a shareholder loaned the Company $221,200 of the $750,000 under the terms and conditions of the $5 million investment discussed above. The loan carries an interest rate of 20%, compounded monthly, and matures on December 31, 2001. If the $5 million loan is consummated by December 31, 2001,the lender has the option to convert the indebtedness represented by the loan into the definitive investment and, thereby, receive a higher rate of return. This loan is secured by all assets currently owned by the Company as well as any assets that the Company may own in the future, such as rights to letters of credit, deposit accounts, intangible assets, and rights to insurance settlement proceeds, subject to prior liens. In addition, the Company executed a Stock Pledge Agreement, in which IPRC pledged to the lender all the shares of the Common Stock of Petrowave, IPRC's wholly-owned subsidiary and any future subsidiaries the Company may have. Subsequent to July 31, 2001, the Company received an additional advance of $4,500 from this shareholder.

In addition, on July 27, 2001, the Company entered into an agreement with this shareholder to amend a Warrant for the Purchase of Shares of Common Stock. In relevant part, the Amendment will allow the holder of the Warrant to either pay the Warrant price in cash, or effect a cashless exercise by delivering for payment one or more shares of outstanding common stock or surrendering part or parts of the Warrant as payment.

On September 1, 2000, the Company entered into a two year agreement to lease a truck from a member of the Board of Directors and an officer of the Company for $1 per year. The fair market value of the lease was determined to be $350 per month. Accordingly, the Company recorded lease expense of $3,150 for the nine months ended July 31, 2001, and increased additional paid-in capital by $3,150 to recognize this contribution by a related party.

During the nine months ended July 31, 2001, a related party made payments totaling $30,750 and $1,270 to a consultant and a part-time receptionist, respectively, on behalf of the Company. Accordingly, the Company recorded these transactions as additional paid-in capital.

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

On October 6, 1999, the Company issued a warrant to the Howarth Family Trust to purchase 1,116,071 shares of its common stock. The initial exercise price of the Howarth warrant was $3.00 per share. The Warrant was amended on July 27, 2001 to allow the holder to effect a cashless exercise by delivering for payment one or more shares of outstanding common stock or surrendering part or parts of the Warrant as payment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This and other portions of this Form 10-QSB may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated revenues, future marketing plans for the MST-1000, and similar statements concerning anticipated future events and expectations that are not historical facts. The forward-looking statements in this Form 10-QSB are subject to numerous risks and uncertainties, including the effects of economic conditions; the availability of capital; the dependence on key customers; competitive conditions; and the various risks associated with developing and marketing a new process/technology which could cause actual results to differ materially from those expressed in or implied by such forward-looking statements, which speak only as of the date hereof. Readers should also refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000.

Overview

The third quarter of fiscal year 2001 saw a continuation of the activities discussed in our Form 10-KSB for the fiscal year ended October 31, 2000 and the Forms 10-QSB filed for the first two quarters of fiscal year 2001. During the third quarter, our resources were focused on obtaining adequate funding to finance the operations necessary to drive the Company forward. Several potential capital infusions were explored , but none came to a successful conclusion. The Board of Directors is reviewing a new proposal from a shareholder to raise up to $5,000,000 and is also exploring other potential sources of capital and strategic relationships. Raising capital is our number one priority at this time. Once we have confirmed amounts and sources of finance, we will be able to expand marketing, improve the Company's technology, and hire key personnel.

While our focus has been on obtaining investment capital, IPRC continues to work on technology improvement, marketing, and consolidation of operations. In addition, we are working to expand the use of the resources of ExxonMobil Research and Engineering (EMRE), a subsidiary of our marketing partner, ExxonMobil Corporation, in the areas of technology improvement and marketing. Although no MST units have been placed to date through our joint marketing effort with EMRE, IPRC did successfully bid on a Bad Emulsion Treatment Package offered by Kellogg Brown & Root, Inc. (KBR) for a client in Central Africa. In July, 2001, we were awarded a contract to sell a MST-1000 system to an affiliate of ExxonMobil Corporation, KBR's client.

IPRC's Microwave Separation Technology (MST) has moved to Gate 4 in EMRE's internal "Gating Process". We expected completion of this final gate by the end of this summer, but have been delayed in obtaining final acceptance due to problems with the mechanical separation equipment (centrifuges) used in connection with MST units. IPRC has worked closely with its centrifuge experts and vendors to resolve this final hurdle. We envision that we will complete the gating process during the fourth quarter of this fiscal year. This is a rigorous process that scrutinizes new technology in the areas of design, engineering, function, reliability, and assesses the environmental and economic benefits for the refineries within the ExxonMobil global refinery system. It is anticipated that when this "gating" designation is concluded, it will be easier for IPRC to place its MST units within the ExxonMobil plants and will enhance the joint marketing efforts with other petroleum clients.

IPRC participated in the NAFTA 2001 conference held in May in Washington, D.
C. This conference was sponsored by Mexico's Chamber of Commerce. Our representatives at this conference made several contacts. One member of our Board of Directors was tasked with following up with these managers and government officials to introduce our MST technology to the appropriate oil sector personnel. We believe that these efforts should begin to produce results during the first half of fiscal year 2002.

IPRC marketing efforts have been expanded to include petroleum-engineering companies such as Kellogg Brown & Root, Fluor Daniel and Jacobs Engineering. We are emphasizing to this audience the value of the MST process for inclusion in planned modifications and operational enhancements for their major worldwide petroleum-engineering projects. Most engineering companies, such as KBR, are headquartered or have a strong presence in Houston, Texas, where our headquarters is located, a fact that is helpful in the marketing effort. The value of the IPRC's Houston location was demonstrated during the bidding process with Kellogg Brown & Root for a Bad Emulsion Treatment Package. Over 15 meetings and numerous e-mail and telephone conversations were conducted prior to IPRC successfully receiving the contract for this project.

The successful contract award with KBR continues to validate the importance of the MST technology. Our marketing relationship with EMRE remains strong, but with a notable lack of success in placing units as rapidly as IPRC would like to have them placed. We believe that we need to continue to emphasize the refining operations as the primary target for our technology, but we have also learned that other applications for the MST technology exist that also need to be addressed. IPRC is working closely with its partners and potential clients to identify and broaden the potential market for the MST.

Results of Operations

Three and Nine Months Ended July 31, 2001 Compared to Three and Nine Months Ended July 31, 2000

Revenue

During the three month period ended July 31, 2001, the Company recognized $82,089 revenue compared to $78,858 during the same period in 2000. The revenue in both years was comprised of income earned from leases of the MST-1000.

During the nine month period ended July 31, 2001, the Company recognized $324,904 in revenue compared to $225,714 in the same period of 2000. The third quarter 2001 revenue was comprised of lease revenue earned from leases of the MST-1000 and fees charged to reimburse set-up costs incurred by the Company to demonstrate the MST-1000 at various locations. During the third quarter 2000, the revenue represented only revenue earned from leases of the MST-1000.

Cost of Goods Sold and Gross Profit (Loss)

During the three month periods ended July 31, 2001 and 2000, the Company identified $129,633 and $99,028, respectively, in costs that were specifically identified to contract revenue. During the three month period ended July 31, 2001, the costs were primarily comprised of approximately $47,400 in personnel costs, $58,155 for costs incurred to set-up and support equipment leases, and $5,525 in costs to demonstrate the MST at various locations. During the same period in the prior year, the Company incurred $53,260 in payroll and related charges and $21,913 in costs to set up new leases. Additionally, during the three month periods ended July 31, 2001 and 2000, the Company recorded charges of $18,553 and $23,855, respectively against income for depreciation of the leased equipment.

During the nine month period ended July 31, 2001, the Company identified $694,213 in costs that were specifically identified to contract revenue compared to $213,941 for the same period in the prior year, an increase of $480,272.

Of this increase, $99,072 was attributed to an increase in personnel costs. This was a result of the Company utilizing additional, more highly trained personnel at higher pay scales to support the existing MST leases and to perform demonstrations at potential customers' facilities. During the first three quarters of fiscal year 2001, the Company had five highly paid employees who spent more than 70% of their time working on supporting lease contracts and performing demonstrations of the MST, compared to only two employees during the third quarter 2000.

In addition to the increase in personnel costs, the Company had an increase of $221,620 in repairs and maintenance costs to set-up and support equipment leases and an increase of $156,780 in demonstration costs during the nine months ended July 31, 2001. This is a result of the Company actively maintaining and demonstrating its technology in the marketplace.
Additionally, the Company recorded a charge of $55,400 against income for depreciation of the leased equipment during the nine months ended July 31, 2001, compared to $52,600 for the same period in the prior year.

General and Administrative

General and administrative expenses for the three month period ended July 31, 2001, totaled $295,338 compared to $268,149 for same period in 2000. The net increase of $27,189 in general and administrative costs was primarily comprised of increases of $98,700 and $8,240 in legal fees and insurance costs, respectively, and a net decrease of $85,466 of all other general and administrative costs. Additionally, during the three month period ended July 31, 2001, the Company recorded a charge against income of $23,539 for depreciation compared to $17,824 for the same period in the prior year, an increase of $5,715.

General and administrative expenses for the nine month period ended July 31, 2001 totaled $1,191,160 compared to $646,610 for same period in 2000 for a net increase of $544,550. Of this increase, an increase of $208,815 in net personnel costs was recorded as a result of the Company recruiting additional, more highly trained employees at higher pay scales to support the laboratory facility and marketing efforts. Additionally, travel costs increased by $59,095 as the Company stepped up its efforts to present the MST process to the marketplace. The Company also recorded an increase of $237,892 in legal and professional fees that were incurred as a result of the Company seeking advice on alternative methods of obtaining long-term financing and capital. Also included in the net increase was $15,065 in insurance expense and a net decrease of $5,575 in all other general expenses. Additionally, during the nine month periods ended July 31, 2001 and 2000, the Company recorded a charge of $70,617 and $41,359, respectively, against income for depreciation of equipment, an increase of $29,258.

Research and Development Expenses

The Company incurred research and development costs of $22,257 for the three month period ended July 31, 2001, compared to no costs for the same period in 2000. This increase was comprised of $28,257 in personnel costs and a decease of $6,000 in consulting costs.

For the nine month period ended July 31, 2001, the Company incurred research and development costs of $67,793 compared to no costs for the same period in fiscal year 2000. This increase was comprised of $52,955 in personnel costs and $14,838 in consulting costs. This was due to the Company exploring expanded fields of use in down hole technology and waste minimization

Interest Expense

During the three month periods ended July 31, 2001 and 2000, the Company recorded interest expense of $70,061 and $8,713, respectively, an increase of $61,348. During the nine months ended July 31, 2001 and 2000, the Company incurred interest expense of $157,125 and $25,537, respectively, an increase of $131,588. The increase during fiscal year 2001 is a result of the Company primarily funding operations through the issuance of debt rather than the sale of its equity securities.

Liquidity and Capital Resources

As of July 31, 2001, IPRC's aggregate current liabilities were $2,110,014 compared to $768,500 at October 31, 2000. At the third quarter ended July 31, 2001, the Company had negative working capital of $2,072,358 compared to negative working capital of $555,705 at October 31, 2000.

Although the Company continues to use cash in, rather than supply cash from its operations, management is hopeful that it can identify sufficient sources to fund operations in the near term. A shareholder is negotiating with the Company with respect to potential formation of an investment group to arrange for an investment of $5 million, which management estimates should be sufficient to support the Company's operations for one year. There can be no assurance, however, that sufficient funds can be raised to continue operations. The Company also expects to generate revenue from fees charged to demonstrate the MST-1000 to potential customers and from payments from existing equipment leases. Additionally, the Company has the ability to raise capital through the sale of shares of its common stock and issuance of debt to others. In addition, the Company may also consider seeking shareholder consent to issue shares of preferred stock. However, there can be no assurance that any sales of common or preferred stock will occur, or if they occur, that they would be completed on terms most favorable to the Company. Unless registered for sale under the Securities Act of 1933, as amended, any securities sold by the Company would be offered or sold in the United States in private transactions.

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

                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following are the changes in equity securities between October 31, 2000 and July 31,2001:

In December, 2000, the Company issued 16,040 shares of its Common Stock to various employees as bonuses for the fiscal year 2000. The stock issued as bonuses was valued at $12,030.

In December, 2000, the Company issued 182,936 shares of Common Stock to a related party and stockholder in satisfaction of a note payable in the amount of $50,033 plus accrued interest of $6,677. The note, dated August 15, 1997, carried an interest rate 10% per annum and entitled the holder to convert any unpaid balance into shares of the Company's Common Stock at $0.31 per share.

On February 28, 2001, the Company issued 47,500 shares of Common Stock to two investors for $47,500 in cash.

On May 5, 2001, the Company issued 20,000 shares of Common Stock to an investor for $10,000 in cash.

On July 18, 2001, the Company issued 200,000 shares of Common Stock and a Guaranteed Investment Contract to an investor for $100,000 in cash.

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

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended July 31, 2001.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2001.

                                    IMPERIAL PETROLEUM RECOVERY CORPORATION


                                    By: /s/ Scott Jensen
Date: September 14, 2001                Scott Jensen
                                        Chief Accounting Officer
                                       (Duly Authorized Officer)

                                    By: /s/ C. Brent Kartchner
Date: September 14, 2001                C. Brent Kartchner
                                        President and Director
                                        (Duly Authorized Officer)

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

    9.2 Loan Agreement dated January 19, 2001 between Maya, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-QSB filed with the Commission on March 20, 2001).

    9.3 Warrant for the Purchase of Shares of Common Stock dated December 11, 1997 issued to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D of Maya LLC (filed with the Commission on September 25, 1997).

    9.4 Warrant for the Purchase of Shares of Common Stock dated December 11, 1997 issued to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on December 22, 1997).

    9.5 Warrant for the Purchase of Shares of Common Stock dated March 11, 1998 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on March 23, 1998.

    9.6 Warrant for the Purchase of Shares of Common Stock exercisable as of July 11, 1998 issued by the Company to May LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC field with the Commission of June 22, 1998).

    9.7 Warrant of the Purchase of Shares of Common Stock dated December 8, 1998 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on December 18, 1998).

    9.8 Warrant of the Purchase of Shares of Common Stock dated December 11, 1997 issued by the Company to the Howarth Family Trust (incorporated by reference to Exhibit 4 to the Schedule 13D of the Howarth Family Trust dated 10/1/87 filed with the Commission on June 13, 2001).

    9.9 Loan Agreement between the Company and Treeview Investments Inc. dated as of July 27, 2001 (incorporated by reference to Exhibit 5 to the Schedule 13D/A of Paul Howarth filed with the Commission on August 13, 2001).

    9.10 Amendment No. 1 dated July 27, 2001 to the Warrant for the Purchase of Shares of Common Stock dated December 11, 1997 issued by the Company to the Howarth Family Trust (incorporated by reference to Exhibit 6 to the Schedule 13D/A of the Howarth Family Trust dated 10/1/87 filed with the Commission on August 13, 2001).