Form 10KSB
period 2001-10-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2002-02-25
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES  EXCHANGE ACT OF 1934  (FEE REQUIRED)


                    For the Fiscal Year Ended October 31, 2001

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

Check if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this report and no such disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

The issuer's revenues for its most recent fiscal year were approximately
$507,682.

Based on the January 9, 2002 last sale price of $0.20, the aggregate market value of shares of Common Stock held by non-affiliates was approximately $1,889,372.

As of January 9, 2002, 17,167,419 shares of the issuer's Common Stock were outstanding.

Transitional small business disclosure format: [ ]  Yes  [X] No




                                     INDEX

PART I                                                              PAGE

Item 1.          Description of Business .......................    3-7

Item 2.          Description of Property .......................    7

Item 3.          Legal Proceedings .............................    8

Item 4.          Submission of Matters to a Vote of Security
                 Holders .......................................    8

PART II

Item 5.          Market for Common Equity and Related
                 Stockholder Matters ...........................    9-10

Item 6.          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations ....................................    10-14

Item 7.          Financial Statements ..........................    14

Item 8.          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure ........    14


PART III

Item 9.          Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a)
                 of the Exchange Act ...........................    14-16

Item 10.         Executive Compensation ........................    16-17

Item 11.         Security Ownership of Certain Beneficial
                 Owners and Management .........................    18-19

Item 12.         Certain Relationships and Related Transactions.    19-22

Item 13.         Exhibits and Reports on Form 8-K ..............    22

                 Signatures ....................................    21

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

Current Product Offerings

     The Company currently offers two product lines, each meeting a specific need within the hydrocarbon reclamation process:

     * Microwave Separation Technology System (MST-1000, MST-2000, MST-4000)

     * Sludge Tank/Pit Heating Unit (SMU-60)

     The Microwave Separation Technology System is the Company's principal product line. An MST unit includes a computer-controlled microwave emulsion remediation system consisting of all the elements needed to reclaim oil from oil emulsion and "rag layer" water located in tank storage and waste pits. In addition, the MST System has been used to improve the efficiency of refinery desalter operations. MST Systems are modular and can be conjoined to handle larger capacity requirements as required by the customer. The core of an MST unit consists of a microwave generator, a series of wave-guides, tuners, a computer and computer process control instrumentation plus the actual applicator, where the emulsion is subjected to microwave energy. The Company introduced its first MST System in 1996 for remediation of oil emulsions into water, marketable oil and solids. One commercial unit has been installed at ExxonMobil's Torrance, California refinery. A second unit is under construction for delivery to Kellogg Brown & Root for installation in an emulsion treatment project in Chad, Africa.

     The Sludge Tank/Pit Heating Unit (SMU-60) is a low-cost sludge liquefaction and pumping platform. Its design may be mobile, either trailer or track mounted, or it may float on platform for placement on oil or tailings ponds. Each configuration provides an extended reach capability of up to 60 feet. This unit employs the Company's MST technology and can turn sludge into a soluble product for ease of removal. The application of the microwave to remediate a sludge pit has been demonstrated, but no working unit has been manufactured.

     Both product lines are available for order and have a delivery schedule of approximately 150 days. Each line is marketed with complete parts support and training programs.

     The Company assembles its products in its Houston, Texas facility, using components procured primarily from outside subcontractors and vendors. The Company manufactures certain proprietary items and can build product units to individual customer specifications. Each unit using the MST process can vary in size and sophistication as a result of modifications to the software.

     The Company offers its products for lease directly to end-users. In certain overseas markets, the products may be offered to existing oil emulsion and sludge processors through geographically specific marketing partnerships. As part of the lease agreements, lessee personnel receive technical training from the Company thus enabling them to operate the equipment. In the future, IPRC plans to have technicians available worldwide to service the Company's products and to monitor and periodically check products in the field. In addition, the Company plans to protect each MST System with a security device thus assuring that the Company and its customers maintain control of the System.

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

     The MST System applies Radio Frequency ("RF") energy to the oil emulsion. The RF energy breaks the emulsion by preferentially heating the water inside the oil matrix. This facilitates separation by creating differences in surface tension and viscosity. After energy is applied, the material is pumped into a separation tank. If immediate separation is required, a centrifuge can be utilized.

     The separated oil is then pumped into holding tanks for shipment to customers. Water and sediments can be delivered to an evaporation pond or handled in accordance with the customer's wishes. Water recovered from this procedure is of process quality and can be further cleansed by filtration.

     IPRC designed and established an Emulsion Testing Facility to determine the MST's capabilities for field application. This facility serves as a bench-scale testing unit, while duplicating the commercial MST System's process. The Facility is also used for the development of new processes and specialized equipment. The Emulsion Testing Facility is located at the Company's Houston, Texas corporate offices. This facility receives oil emulsion samples from production facilities worldwide.

     IPRC is continuing its research and development efforts to identify other applications for microwave treatment of emulsions. IPRC worked closely with ExxonMobil Research and Engineering (EMRE) through October 2001 to improve the process for treatment, conditioning and separation of oil emulsions. Additionally, several series of tests were conducted under the joint observation of IPRC and ONDEO-Nalco to evaluate the effectiveness of the MST compared to applications of chemicals on various types of emulsions. Discussions and additional testing continue between IPRC and ONDEO- Nalco.

Marketing

     The Company markets its products primarily for the purpose of remediation of crude oil emulsions produced in connection with oil production and refining. There are approximately 694 oil refineries worldwide with 111 of these located in the United States. Each is a potential customer of the Company. In October 1999, IPRC and ExxonMobil Research and Engineering signed an exclusive technology sales and licensing agreement running through October 2001. The joint expectation was that EMRE would assist in placing up to 8 units during this two year period. They assigned several account representatives to enhance IPRC's internal marketing resources.
Unfortunately, during this phase of the agreement, EMRE did not successfully place any units into service. However, they did enter into discussions with several potential clients who may evaluate the MST in the future.

     EMRE and IPRC entered into discussions during the last quarter of calendar year 2001 concerning extending the existing marketing agreement. The discussions continue into FY 2002, with the direction centered on ExxonMobil continuing to market the MST to its internal operations, while completing a series of technical evaluations. When completed, these technical evaluations should lead to internal acceptance of the MST as the best available technology for treating oil emulsions within the ExxonMobil system. All other marketing will be IPRC's responsibility. IPRC began a series of discussions with other industry marketing organizations to establish a greater presence within the oil industry.

     At this time, the Company is concentrating its marketing efforts on North America with emphasis in the United States and Canada. Currently, several potential domestic customers are reviewing the results of IPRC's field test trials. In addition to its North American marketing efforts, the Company has sold a unit to Kellogg Brown & Root for installation in a project it is managing in Central Africa. Discussions are also underway to license the technology to an oil and gas company for its Indonesian operations. The Company continues to pursue business relationships with foreign partners to penetrate the international market.

     In addition to being used for the remediation of crude oil emulsions, management feels the Company's technology can be utilized in two other potential markets. First, the Company sees uses in oil field waste management. Second, the Company believes that the MST process can be deployed in shipping lanes and ports to treat sludge from crude oil tankers as they off-load crude and clean their tanks before loading ballast. These activities are currently secondary to the primary goal of penetrating the oil emulsion market.

     While the Company intends to develop and/or refine marketing plans to penetrate these sectors, no assurances can be given at this time that any of these activities will result in sales revenues for the Company.

Competition

     The Company's competitors are firms that employ heat, pressure, chemical and centrifuge processes to dispose of solid and oily non-hazardous oil field wastes. Management has test results demonstrating that the MST process offers significant competitive advantages over competing oil sludge remediation processes. In addition, fewer environmental problems appear to be associated with the MST process. Heat, pressure, chemical, and centrifuge processes can achieve partial remediation, but these methods have drawbacks. They are expensive, pose additional environmental risks, often leave volumes of untreated hydrocarbons, and can require the transportation of sludge to special remediation sites. Use of a centrifuge/chemical recovery system requires high heat and can create vapor problems, which could lead to fires and explosions, posing a danger to personnel as well as to the environment. Complete recovery of oil seldom is achieved and requires the use of chemicals, at additional cost. Moreover, the chemicals are difficult to eliminate from the sludge, and eventually travel back to the refinery or into the wastewater system. Incineration, which is still practiced in developing nations, is easy, low in cost and does not require sophisticated technology so long as the process is not subject to environmental rules and procedures. If done under environmental rules and regulations, however, incineration is costly. In addition, most incineration systems destroy the sludge in a way that does not produce usable hydrocarbon byproducts.

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

Suppliers

     The Company primarily uses standard parts and components from a variety of suppliers to produce the hardware for its products. Certain components are currently available only from a few limited sources. To date, the Company has not had difficulty obtaining parts and components in sufficient quantity in a timely manner. Several Houston-based fabrication companies have been identified to manufacture MST Systems as required. These firms meet the fabrication standards required by petroleum companies worldwide. The Company does not expect to have difficulty fabricating, testing and delivering machines if and when sales of MST Systems accelerate.

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

Employees

     As of October 31 2001, the Company leased all of its five full-time employees from a national employee leasing company. Two were engaged in testing and manufacturing and three were involved in sales and administration.

ITEM 2.     DESCRIPTION OF PROPERTY

     The Company leases a 10,000 square foot facility that houses the Company's corporate offices, test facility and manufacturing divisions in Houston, Texas under a lease that expires in April 2005. The lease payment for this space is approximately $6,300 per month.

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

     In January 2001, litigation had been stayed as to Mr. Kartchner and several of the other defendants pursuant to a mandatory arbitration provision in the subject employee contract and royalty agreements. Because the plaintiff did not initiate the arbitration proceedings in a timely manner, the defendants procured a court order to initiate the proceedings.

     The parties have settled their claims and counterclaims in accordance with the terms of the Confidential Mediation Settlement signed and executed on January 25, 2002.

     The Company is subject to litigation from time to time arising from its normal course of operations. Management does not believe that any such litigation and claims that have arisen have merit or that they will have a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the OTC Bulletin Board market under the symbol "IREC."

     The following table sets forth the range of high and low bid quotations for the Company's Common Stock for each of the quarters within the last two fiscal years:

                           High and Low Bid Prices
                           -----------------------

     Fiscal Year 2000                         Low Bid     High Bid
     ----------------                         -------     --------

     First Quarter (11/1/99-1/31/00)          $ 1.125     $ 2.437
     Second Quarter (2/1/00-4/30/00)          $ 1.500     $ 2.812
     Third Quarter (5/1/00-7/31/00)           $ 1.500     $ 2.375
     Fourth Quarter (8/1/00-10/31/00)         $ 1.312     $ 1.875

     Fiscal Year 2001                         Low Bid     High Bid
     ----------------                         -------     --------

     First Quarter (11/1/00-1/31/01)          $ 0.750     $ 2.000
     Second Quarter (2/1/01-4/30/01)          $ 0.800     $ 1.480
     Third Quarter (5/1/01-7/31/01)           $ 0.400     $ 0.890
     Fourth Quarter (8/1/01-10/31/01)         $ 0.150     $ 0.480

     The quotations in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

     As of January 9, 2002, there were 664 registered shareholders of the Company's Common Stock.

Dividends

     The Company has not paid cash dividends to date, and does not expect to pay any cash dividends in the foreseeable future. The Company intends to retain any earnings to finance its future growth.

Recent Sales of Unregistered Securities

     On May 1, 2001, the Company issued a warrant to purchase 108,750 shares of common stock to two vendors, respectively, for value received as consulting services. The warrants were based on a price of $0.20 per warrant share and are exercisable for $3.00 per share. Each expires 3 years from the issuance date.

     In the last quarter of fiscal year 2001, the Company did not issue any additional securities without registration under the Securities Act of 1933.

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

Overview

     During fiscal year 2001, IPRC focused its attention on obtaining sufficient capital to develop the Company's products and markets and on identifying the right management team to achieve this objective. The Company was forced to institute several cost saving measures, including a reduction in workforce. After evaluating the lack of success in obtaining the desired financial support, the Board of Directors determined that the strategy employed during the previous October structural and leadership reorganization was not working. In April 2001, C. Brent Kartchner replaced William W. Chalmers, Jr. as President. Henry Kartchner retained the Chairmanship of IPRC and assumed the position of Chief Executive Officer. The Board directed management to immediately identify sources of capital and initiate a search for additional marketing partners with expanded relationships throughout the petroleum industry.

     While the restructuring was taking place, the Company's management team successfully completed the bidding process for a project in Central Africa.
In July, Kellogg Brown & Root awarded IPRC the contract to build and deliver its Microwave Separation Technology system (MST 1000) for a Bad Emulsion Treatment Package to be installed in their African construction project. This unit will be IPRC's second commercial system and reflects the slow, but deliberate acceptance of the microwave technology for emulsion separation within the petroleum and gas industry.

     Work continued on the areas of technology improvement, marketing, expanded fields of use, and consolidation of operations. Working closely with ExxonMobil Research and Engineering and Alfa Laval, IPRC evaluated a number of centrifuge designs to determine the unit most capable of providing the mechanical separation of the emulsion stream treated by the microwave. Tests are still being conducted, but a newly designed, continuous discharge centrifuge will be incorporated into the MST system to enhance equipment performance. Field trials of this new unit should continue during the first, or second quarters of FY 2002.

     Future marketing will be enhanced through the engagement of a petroleum service organization with a greater presence within the global refinery structure. Negotiations are underway with this company and should be finalized in early FY 2002. EMRE will continue to market the MST to its internal operations. Interest in the MST for waste pit remediation was strengthened by the introduction of the technology to the City of Port Arthur, Texas for consideration in treating an existing waste site. IPRC is working closely with the city's elected officials and with Congressional staffers to obtain federal funding for an evaluation of the MST at this location. The events of September 11, 2001 may have an impact on the availability of resources to conduct this test, but interest for the application of the MST for remediation remains high.

     The past year has seen IPRC continue to generate interest in our Microwave Separation Technology throughout the petroleum and petrochemical industries. IPRC delivered papers discussing the merits of the MST at several venues, including meetings of the American Institute of Chemical Engineers (AICHE) and the National Petroleum Refiners Association. Participation in events similar to these two has increased our visibility among prospective clients and have generated numerous inquiries from around the world.

     IPRC continues to review areas in which the MST may make significant inroads to enhance a client's operational efficiency. IPRC's staff continues to evaluate applications in refinery processing, upstream production sites, and downstream activities. Our most recent activity involved treating emulsions generated in the oil sands of Alberta, Canada.

     Our number one priority during fiscal year 2001 was to improve our cash flow position. The lack of outside cash flow has put downward pressure on our marketing and manufacturing efforts and has deflected our management's resources away from the operational growth envisioned for the year. Several investment organizations were contacted to arrange for a cash infusion, but in all cases but one the cost of the investment was too prohibitive and did not bring enough benefit to IPRC and its shareholders to warrant continuing negotiations.

Results of Operations

     Fiscal Year Ended October 31, 2001 Compared to Fiscal Year Ended October 31, 2000

Revenue

     During the fiscal year 2001, the Company recognized $507,682 in revenue compared to $318,847 in fiscal year 2000. The fiscal year 2001 revenue was comprised of revenue earned from leases of the MST-1000, partial proceeds from the sale of a MST 1000 and fees charged to reimburse set-up costs incurred by the Company to demonstrate the MST-1000 at various locations. During fiscal year 2000, the revenue was comprised of revenue earned from leases of the MST-1000 and fees charged to reimburse costs to demonstrate the MST-1000 to potential customers.

Cost of Goods Sold and Gross Profit (Loss)

     During the fiscal years ended October 31, 2001 and 2000, the Company identified $921,451 and $816,830 respectively, in costs that were specifically identified to contract revenue. During the fiscal year 2001, the costs were primarily comprised of approximately $179,215 in personnel costs, $278,435 for costs incurred to set-up and support equipment leases, $177,815 in costs to demonstrate the MST at various locations and $115,390 in equipment rental costs. During the same period in the prior year, the Company incurred $179,951 in payroll and related charges, $468,747 in costs to support MST-1000 leases, $239,345 in costs to demonstrate the MST-1000 at various locations, and $7,573 in rental equipment costs. Additionally, during fiscal years 2001 and 2000, the Company recorded charges of $74,474 and $73,569, respectively, against income for depreciation of the leased equipment.

Selling, General and Administrative

     General and administrative expenses for fiscal year 2001 totaled $1,669,707 compared to $1,278,405 for same period in 2000 for a net increase of $391,302. This increase was primarily comprised of an increase of $343,866 in legal and professional fees that were incurred as a result of the Company seeking advice on alternative methods of obtaining long-term financing and capital. The Company also recorded increases of $28,244 in insurance expense and $11,542 of management fees. During fiscal 2001, the Company implemented certain cost cutting measures that resulted in decreases of $52,671 in personnel costs, $26,428 in occupation costs, $8,555 in office supplies and related items, and a decrease of $38,699 in advertising costs. Additionally, during fiscal years 2001 and 2000, the Company recorded charges of $94,157 and $63,884, respectively, against income for depreciation of equipment, an increase of $30,273. There was a net decrease of $9,471 in all other general expenses.

Research and Development Expenses

     For the fiscal years ended October 31, 2001 and 2000, the Company incurred research and development costs of $60,589 and $7,335, respectively. This increase of $53,254 was comprised primarily of increases during the first six months in personnel costs and consulting costs. The additional expenditures were a result of the Company exploring expanded fields of use in downhole technology and waste minimization during fiscal 2001.

Interest Expense

     During the fiscal years 2001 and 2000, the Company recorded interest expense of $260,155 and $54,869, respectively, an increase of $205,286. The increase during fiscal year 2001 is a result of the Company primarily funding operations through the issuance of debt rather than the sale of its equity securities. Additionally, during 2001, the Company issued a guaranteed investment contract to an investor. Accordingly, the Company recorded a charge of $13,250 against income to recognize the beneficial conversion feature inherent in the transaction.

Extraordinary Item

     During fiscal year 2001, the Company recorded no extraordinary items compared to a total of $26,134 recorded in fiscal 2000. The Company recorded extraordinary items as a result of vendors and note holders agreeing to forgive amounts owed.

Liquidity and Capital Resources

     As of October 31, 2001, IPRC's aggregate current liabilities were $2,738,775 compared to $768,500 at October 31, 2000. At the fiscal year ended October 31, 2001, the Company had negative working capital of $2,609,628 compared to negative working capital of $555,705 at October 31, 2000.

     Although the Company continues to use cash in, rather than supply cash from, its operations, management is hopeful that it can identify sufficient sources to fund operations in the near term. During the fiscal year 2001, the Company entered into an agreement to sell a MST-1000 to a refinery located in Africa. The Company expects that customer to take delivery during the second quarter of fiscal year 2002. During late October 2001, the Company was introduced to a Houston organization noted for its ability to raise cash, develop Houston-based companies, and promote exciting oil-related opportunities to investors familiar with the unique requirements of the oil patch. IPRC has a high degree of confidence in the ability of this organization to secure the resources needed to enable IPRC to take advantage of opportunities for growth beginning early in FYE 2002. There can be no assurance, however, that sufficient funds can be raised to continue operations. During the latter portion of fiscal year 2001, the Company implemented cost cutting measures, including substantially reducing its work force and limiting general and administrative expenditures. The Company plans to continue with this austerity program in the coming fiscal year. During the first quarter 2002, the Company was in negotiations to grant an exclusive geographically specific marketing and licensing agreement to a Houston limited partnership in which a Board Member has an equity interest and serves as a financial advisor. The Company also expects to generate revenue from fees charged to demonstrate the MST-1000 to potential customers and from payments from existing equipment leases. Additionally, the Company will continue its efforts to raise capital through the sale of shares of its common stock and issuance of debt to others. In addition, the Company may also consider seeking shareholder consent to issue shares of preferred stock. However, there can be no assurance that any sales of common or preferred stock will occur, or, if they occur, that they would be completed on terms most favorable to the Company. Unless registered for sale under the Securities Act of 1933, as amended, any securities sold by the Company would be offered or sold in the United States in private transactions.

     The presence of "full ratchet" anti-dilution provisions in certain warrants issued by the Company in 1997, 1998, 1999, which are discussed in Footnote I to the financial statements included in this report, has proven to be a burden on the Company in seeking equity financing. The Company has been negotiating with the warrant holders to either waive or modify their anti-dilution protections or to exercise their warrants, so far without success.

ITEM 7.  FINANCIAL STATEMENTS

     Financial Statements begin on the page immediately following the Exhibit Index.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following are the directors, executive officers and key employees of the Company.

     From October 16, 2000 to April 24, 2001, William W. Chalmers, Jr., 54, served as President, CEO and Director of the Company. Mr. Chalmers brought with him over thirty years of experience in the petroleum industry, including leading technology commercialization, product development, rapid sales growth and marketing development. Mr. Chalmers left the Company to pursue other professional and business opportunities.

     Henry H. Kartchner, 76, has served as a director and Chairman of the Board of the Company from December 1995 to the present. He served as Chief Executive Officer from December 1996 until October 16, 2000 and again from April 24, 2001 to the present. Mr. Kartchner also is Chief Executive Officer of Food Development Corporation, an international agribusiness, which he founded in 1975. Under his leadership, FDC grew to annual revenues of $75 million. In 1970, he founded Desert Magic, Inc., an agribusiness that included 10,000 acres of irrigated land, processing plants and a nationwide marketing system. During the 1960's, Mr. Kartchner was an executive with the H.J. Heinz Company and was responsible for the fastest growing food sector of Heinz. Henry H. Kartchner is the father of C. Brent Kartchner.

     C. Brent Kartchner, 54, was the Vice President of Operations from September 1995 to January 1998. In January 1998, he was elected to the office of President of the Company and served in that capacity until October 16, 2000. On October 16, 2000, Mr. Kartchner tendered his resignation as President. At that time, he was elected to the office of President of Petrowave, the operations unit of the Company. On April 24, 2001, Mr. Kartchner again resumed the role of President of Imperial Petroleum Recovery
Corporation with the resignation of William W. Chalmers, Jr.    In addition,

Mr. Kartchner has served on the Board of Directors from September 1995 to the present. From 1992 to 1994, Mr. Kartchner was General Manager and co-owner of Pacific Northwest Farming--Oregon Potato Processing Center, a 12,000 acre agribusiness that included production, marketing, and transportation divisions. In addition, that company operated the nation's largest potato dehydrating factories. From 1987 to 1992, Mr. Kartchner was Vice President of Marketing of Sunkyong Limited, one of the largest grain/foodstuff importers into South Korea. Mr. Kartchner received a Bachelor of Science degree in agronomy and business management from Brigham Young University in 1971. C. Brent Kartchner is the son of Henry H. Kartchner and the father-in-law of the Company's Secretary/Treasurer, Scott Jensen.

     On November 6, 2000, A.V. "Buddy" McGraw was appointed to the Board of Directors. Mr. McGraw, who graduated from the University of Texas-Austin in 1959 with a BBA degree, spent 26 years as General Manager and President of Centex Materials, Inc., a wholly owned subsidiary of Centex Corporation. In 1991, Mr. McGraw became keenly interested in microwave energy used in the development of an applicator to treat oily water emulsions and contaminated soils. Because of his belief in the future uses for microwave technology, he and his brother founded and funded Phonon Technologies, Inc., a small microwave research and development company in Houston, Texas. Microwave Technology Acquisition Corporation acquired the assets of Phonon Technologies, Inc. in 1996. At one point in his career, Mr. McGraw served as Chairman of the Board of the Texas Aggregate and Concrete Association and he continues to provide consulting services to the construction aggregate and ready mix concrete industries. A recipient of the Austin, Texas' Distinguished Citizen Award, Mr. McGraw has been active in the Texas political arena, and has proven to be an effective negotiator with regulatory agencies, energy corporations, government authorities, financial institutions and the transportation industry.

     On July 30, 2001, Mr. James W. Hammond was appointed to the Board of Directors. He was employed with Exxon for 23 years in a wide range of activities which included research, refining, new ventures, chemicals, production, pipelines, transportation, sales and marketing, corporate planning, and many other assignments. In 1986 he served as a founder and Senior Vice President of Administaff, one of the largest professional employer organizations in the United States. He retired from Administaff after taking it public (NYSE: ASF) in 1997. In his career to date, Mr. Hammond has started and managed 17 companies. Currently, he holds a management position in five companies. In addition, he serves on the Board of Directors of three national charities and a university.

     Scott Jensen, 29, was first elected Secretary and Treasurer of the Company in January 1998. He has served as Controller of the Company from December 1996 to the present. He began working for the Company in 1995. Mr. Jensen has been involved in many aspects of the Company's business, including manufacturing, accounting, finance, and operations. He aided in the manufacture of the Company's first MST unit. Mr. Jensen received a bachelor's degree in business management from Brigham Young University, Hawaii, in 1995. Mr. Jensen is the son-in-law of C. Brent Kartchner.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's executive officers and directors and any persons who own beneficially more than 10% of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") as well as to furnish the Company with a copy of each such report. Additionally, SEC regulations require the Company to identify in its proxy statement and Annual Report on Form 10-KSB those individuals for whom one or more of these reports required under Section 16 was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To management's knowledge, all executive officers, directors and 10% stockholders met the requirements of Section 16(a) during the 2001 fiscal year, except as follows:

     Mr. Henry Kartchner sold 3,000 shares of the Company's common stock on November 17, 1999 and did not file a report or reports covering such sales until late February 2002, instead of within 10 days after the close of the month in which each of the sales took place, as required. Mr. Kartchner also received a year-end bonus of 98,361 shares on September 19, 2000, which he did not report until late February 2002.

     Mr. Brent Kartchner sold shares of common stock of the Company from November 17, 1999 to January 24, 2001, for a total of 77,000 shares which represented less than 1% of his total ownership, and did not file a report or reports covering such sales until late February 2002, instead of within 10 days after the close of the month in which each of the sales took place, as required. Mr. Kartchner also received a year-end bonus of 40,964 shares on September 19, 2000, which he did not report until late February 2002.

     Mr. McGraw was required to file an initial report on his ownership of the Company's securities at the time he became a director of the Company in November 2000. Mr. McGraw did not file the report, which showed that he had no beneficial ownership of the Company's securities, until late February 2002.

     Mr. Hammond was required to file an initial report on his ownership of the Company's securities at the time he became a director of the Company in July 2001. Mr. Hammond did not file the report, which showed that he had no beneficial ownership of the Company's securities, until late February 2002.

     Neither Mr. William W. Chalmers, Jr., who served as President and CEO and was on the Board of Directors of the Company from October 2000 to April 2001, nor Mr. Thomas J. Rossi, each of whom served on the Board of Directors of the Company from November 2000 until July 2001, ever filed an initial report of his ownership of the Company's securities at the time he became a director of the Company, as required.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information concerning the compensation paid or accrued by IPRC to or on behalf of the Company's Chief Executive Officer and other executive officers for services provided in the fiscal years indicated.

                          SUMMARY COMPENSATION TABLE

                                                         LONG-TERM COMPENSATION
                                                        -------------------------
                              ANNUAL COMPENSATION         AWARDS          PAYOUTS
                        ------------------------------  ----------------- --------
       (a)              (b)   (c)      (d)     (e)         (f)       (g)     (h)     (i)
                                                                  Securi-
                                                                   ties
                                             Other                Underly-          All
                                             Annual     Restrict-   ing            Other
                                             Compen-    ed Stock  Options/  LTIP   Compen-
Name and Principal           Salary   Bonus   sation      Awards     SARs   Payouts sation
Position            Year      ($)      ($)     ($)         ($)       (#)      ($)     ($)
------------------  ----     ------   -----   ------     --------  -------- ------- -------
Henry H. Kartchner  2001        0       0        0            0         0       0       0
Chairman            2000   16,155 120,000*       0            0         0       0       0
                    1999        0       0        0            0         0       0       0

C. Brent Kartchner  2001  112,460       0        0            0         0       0       0
President           2000  130,770  50,000*       0            0         0       0       0
                    1999  120,000   6,250*       0            0         0       0       0

Scott Jensen        2001   73,440       0        0            0         0       0       0
Secretary/          2000   79,210  42,500*       0            0         0       0       0
 Treasurer          1999   60,820   6,250*       0            0         0       0       0

William W.          2001  100,440       0        0            0         0       0       0
Chalmers, Jr.       2000   12,500       0        0            0         0       0       0
President & CEO
(From Oct. 16,
 2000 to April 24,
 2001)

*Bonus ($), column d, represents $ value of restricted 144 stock issuance

Compensation of Directors

     Directors receive no compensation or fees for their services rendered in such capacity.

Employment Contracts

     There were no written employment contracts for any IPRC executive officers in the fiscal year ended October 31, 2001. No employment contracts have been signed subsequent to year-end.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

     As of January 14, 2002, the persons (including any "group") named in the table below were believed by the management of the Company to be all directors, executive officers named in the table above and beneficial owners of more than five percent of the Common Stock of the Company under SEC Rule 13d-3. Under that Rule, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, management believes that each person named in the table below has sole power to vote, or dispose or direct the disposition of, all shares beneficially owned, subject to applicable community property laws.

Five-Percent Owners and Management Holdings (1)

Name &                     Shares of      Percent of                  Shares of Common    Percent of Common
Address of                 Common         Common                      Stock Owned if      Stock Owned if
Beneficial                 Stock          Stock          Warrants     Warrants Are        Warrants Are
Owner                      Owned (2)      Owned          Owned        Fully Exercised     Fully Exercised (5)
----------                 ---------      ----------     --------     ---------------     -------------------

C. Brent Kartchner           876,525        5.1%                 -          876,525             3.3%
57 Quail Run Rd.
Henderson, NV 89014

Henry H. Kartchner         2,691,020       15.7%                 -        2,691,020            10.3%
10014  Albury Park Ln.
Tomball, TX 77375

Rex H. Lewis               3,625,000       21.1%         7,875,000       11,500,000            43.9% (4)
2325-A Renaissance Dr.
Las Vegas, NV 89119

A.V. McGraw                        -          -                  -                -               -
1301 West Lynn
Austin, TX  78703

James W. Hammond                   -          -                  -                -               -
1970 South Starpoint
Houston, TX  77032

Paul Howarth (6)             394,176        2.3%         1,116,071        1,510,247            5.8%
7 Larkside Court
Henderson, NV 89014

Scott Jensen                  83,989        0.5%                 -           83,989            0.3%
1970 South Starpoint
Houston, TX  77032

All Executive Officers     3,651,534       21.3%                 -        3,651,534           13.9%
& Directors as a
Group (3)
________________

                                                       18



1.     Another person or person may own beneficially 5% or more of the Company's Common Stock without management's having sufficient evidence to conclude that such an ownership position currently exists.

2.     All shares are held directly except that (i) Mr. Henry H. Kartchner's beneficial holdings include
       1,087,646 shares held directly by Food Development Corporation, which he controls, and (ii) Mr. Lewis'
       beneficial holdings are held by Maya LLC, an entity he controls. In addition to shares, Maya LLC holds one Warrant to acquire 875,000 shares of the Company's Common Stock and two Warrants each with a provision to acquire 3,500,000 shares of the Company's Common Stock. The purchase price of the Warrant
       Stock is $1.00 per share. The Warrants expire on December 8, 2002,  March 11, 2002, and July 11, 2002
       respectively.

3.     Includes five individuals, C. Brent Kartchner, Henry H. Kartchner, A.V. McGraw, James Hammond, and Scott
       Jensen.

4.     May not equal the sum of individual holdings percentages because, under SEC rules, different denominators may be used to calculate certain individual percentages.

5.     The percentage ownership for the warrants held by the indicated individuals is based on an adjusted total of issued and outstanding shares giving effect only to the exercise of each individual's warrants.

6.     Based on the Schedule 13D/A filed by Mr. Howarth with the SEC on August 13, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 1, 1998, the Company entered into a Management Agreement with Maya LLC for a period of five years. Maya LLC is controlled by Rex H. Lewis, who is named as a major shareholder of the Company under Item 11. Under the Management Agreement, Maya LLC agreed to give consultation and advice on selection and retention of management employees, planning and development, budgeting, accounting, and general business in exchange for a management fee
equal to five percent of the gross revenue of the Company.     Included in the
Company's total selling, general and administrative costs in fiscal years 2001 and 2000 is $28,840 and $17,300, respectively, in Maya management fees. At October 31 2001, the Company owed Maya $12,590 for past services rendered.
At fiscal year ended October 31, 2001, two years remain on this Agreement.

     Between November 12, 1999 and January 6, 2000, Food Development Corporation ("FDC"), an entity controlled by Henry H. Kartchner, the Company's Chairman of the Board, advanced the Company a total of $60,000 to fund operations. FDC accepted a $60,000 note bearing an interest rate of 12% per annum. FDC advanced an additional $20,000 in July 2000. On August 18, 2000, the Company repaid a total of $85,560, which included principal and interest.

     During the fiscal year 2001, FDC made payments totaling $49,717 to a consultant and a part-time receptionist on behalf of the Company. During the fiscal year 2000, FDC made payments totaling $56,016 to a consultant. These payments were nonrefundable and as such were recognized as contributed capital for services rendered.

     In November 2000, the Company contracted to lease all of its employees from a national employee leasing company at competitive, market rates comparable to those charged in arm's-length transactions. A principal owner of the leasing company served on the Board of Directors of the Company in from November 8, 2000 until September 27, 2001.

     On December 6, 2000, an officer and member of the Board of Directors funded a short-term advance of $50,000 to the Company. The advance was to be repaid one week later, on December 13, 2000, for a one time loan fee of $3,000. On July 31, 2001, the unpaid balance of $53,000 was converted into a promissory note at 10% per annum with interest to accrue retroactively from January 1, 2001. The promissory note, which matured on September 15, 2001, gives the holder the option to convert any unpaid balance into shares of the Company's Common Stock at $0.40 per share. The market price of the stock was higher than the conversion rate on the day of issuance. The difference between the price to convert and the market price of the stock is considered a beneficial conversion feature. The beneficial conversion feature is recorded as an additional non-cash charge to interest expense of $13,250 and is recognized in the period when the debt became convertible into stock. The loan remains unpaid at January 15, 2002.

     On January 19, 2001, the Company executed a $375,000 short-term loan agreement with a controlling stockholder. The loan was funded on March 6, 2001. The loan is secured by the MST Demonstration Unit currently located at Houston, Texas; carries an interest rate of 12% per annum compounded daily and matured on July 31, 2001. The loan remains unpaid at January 15, 2002. Subsequent to the maturity date, interest is being charged at the loan default rate of 18% per annum compounded daily.

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

     During the fourth quarter of fiscal 2001, a shareholder was negotiating with the Company with respect to potential formation of an investment group to arrange for an investment of $5 million and was cooperating to encourage one or more investors who elected to do so to lend the Company up to $750,000 of
the $5 million on a secured basis prior to the closing of the investment.   At
the closing of the investment, the pre-closing loans would be converted into the form assumed by the aggregate $5 million investment, but the pre-closing lenders would be entitled to receive a higher rate of return. If the $5 million loan was consummated by December 31, 2001,the lenders were to have the option to convert the indebtedness represented by their loans into the definitive investment and, thereby, receive a higher rate of return. If the $5 million loan was not consummated, the loans of the pre-closing lenders were to mature on December 31, 2001. The investment group was not formed and the $5 million loan was not consummated. All loans of the pre-closing lenders are secured by all assets currently owned by the Company as well as any assets that the Company may own in the future, such as rights to letters of credit, deposit accounts, intangible assets, and rights to insurance settlement proceeds, subject to prior liens.

     In April 27, June 6 and June 20, 2001, the Company received advances of $150,000, $40,000, and $30,000 respectively, from an individual who served on the Board of Directors from November 8, 2000 to September 27, 2001. Additionally, this individual advanced to the Company $15,000 in August, 2001 and $24,500 in September, 2001. The advances, which were used to fund operations, carry an interest rate of 20% per annum compounded monthly. The Company repaid the $40,000 advance on June 12, 2001. This individual opted to participate as a pre-closing lender in the $5 million investment group. Since the $5 million investment was never consummated, the balance matured on December 31, 2001. It remains unpaid at January 15, 2002. Subsequent to the maturity date, interest is being charged at the default rate of 24% per annum, compounded monthly. This individual loaned an additional $20,000 to the Company on January 16, 2002. Interest accrues on this amount at 20% per annum, compounded monthly.

     On July 27, 2001, a shareholder loaned the Company $221,200 of the $750,000 under the terms and conditions of the $5 million investment discussed above. In addition, this shareholder advanced to the Company $18,684 and $7,731, in September and October, 2001, respectively. The loan carries an interest rate of 20%, compounded monthly. Because the $5 million investment was never consummated, the loan matured on December 31, 2001. This loan remains unpaid at January 15, 2002. Subsequent to the maturity date, interest is being charged at the default rate of 24% per annum, compounded monthly. In addition, the Company executed a Stock Pledge Agreement, in which IPRC pledged as loan collateral to this lender all the shares of the Common Stock of Petrowave, IPRC's wholly-owned subsidiary and any future subsidiaries the Company may have. The Company, also, granted this lender a lien on its patents and trademarks.

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

     On August 20, 2001, a Company officer and director loaned the Company $5,000 under the terms and conditions of the $5 million investment discussed above. The loan carries an interest rate of 20%, compounded monthly. Because the $5 million investment was never consummated, the loan matured on December 31, 2001. This loan remains unpaid at January 15, 2002. Subsequent to the maturity date, interest is being charged at the default rate of 24% per annum, compounded monthly.

     On July 18, 2001, a shareholder and former member of the Board of Directors purchased 200,000 shares of the Company's Common Stock and a Guaranteed Investment Contract from the Company for $100,000. The Guaranteed Investment Contract entitles the shareholder a 20X rate of return over a period of 7 years ending on July 18, 2008. The investment is secured by a third position lien on certain equipment of the Company that is leased to a customer and located in a refinery in Torrance, California. The Company may repay this investment, which matures on July 18, 2008, together with the related rate of return earned to that date, any time after July 18, 2002 without penalty. The trading price of the Common Stock on July 18, 2001 was $0.57 per share. These 200,000 shares are shown as redeemable Common Stock on the balance sheet at October 31, 2001.

     On September 1, 2000, the Company entered into a two year agreement to lease a truck from a member of the Board of Directors and an officer of the Company for $1 per year. The fair market value of the lease was determined to be $350 per month. Accordingly, the Company recorded lease expense of $3,150 for the nine months ended July 31, 2001, and increased additional paid-in capital by $3,150 to recognize this contribution by a related party. The Board of Directors rescinded this agreement subsequent to July, 31, 2001. Consequently, the lease expense of $3,150 and the increase in additional paid-capital of $3,150 were removed from the Company's records.

     During the first quarter of fiscal year 2002, the Company was in negotiations to grant an exclusive geographically specific marketing and licensing agreement to an entity in which a Board member has an equity investment and serves as a financial advisor. The agreement would define a finite term, incorporate the requirement for the payment of a monthly franchise fee and could have a provision for revenue sharing.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements

     The following are included in this report:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets as of October 31, 2001 and 2000

     Consolidated Statements of Operations for the years ended October 31, 2001 and 2000 and cumulative amounts since inception

     Consolidated Statements of Stockholders' Deficit for the years ended October 31, 2001 and 2000 and cumulative amounts since inception

     Consolidated Statements of Cash Flows for the years ended October 31, 2001 and 2000 and cumulative amounts since inception

     Notes to Consolidated Financial Statements

Exhibits

     The exhibits to this report are identified in the Exhibit Index, which appears immediately after the signature page and is incorporated in this Item 13 by this reference.

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended October 31, 2001.

                            FINANCIAL STATEMENTS

                                                                     Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS .............     F-2

CONSOLIDATED FINANCIAL STATEMENTS

     BALANCE SHEETS AT OCTOBER 31, 2001 AND 2000 ...............    F-4

     STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
     OCTOBER 31, 2001 AND 2000 AND CUMULATIVE
     AMOUNTS SINCE INCEPTION ...................................    F-5

     STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS
     ENDED OCTOBER 31, 2001 AND 2000 AND CUMULATIVE
     AMOUNTS SINCE INCEPTION ...................................    F-6

     STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     OCTOBER 31, 2001 AND 2000 AND CUMULATIVE AMOUNTS
     SINCE INCEPTION ...........................................    F-12

     NOTES TO FINANCIAL STATEMENTS .............................    F-15

                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Imperial Petroleum Recovery Corporation


We have audited the accompanying consolidated balance sheets of Imperial Petroleum Recovery Corporation and Subsidiary (a development stage company; the "Company") as of October 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Petroleum Recovery Corporation and Subsidiary (a development stage company) as of October 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended and cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of October 31, 2001. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development plan and its transition, ultimately, to attaining profitable operations, is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred consolidated cumulative net losses of $14,383,201 since inception of operations and as of October 31, 2001, the Company's current liabilities exceeded its current assets by $2,609,628, it had $752,500 of debt obligations that were past due, and it had a stockholders' deficit of $3,014,623. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              /s/ Grant Thornton LLP



Salt Lake City, Utah
December 21, 2001, except for the second paragraph of Note P for which the date is January 25, 2002

           Imperial Petroleum Recovery Corporation and Subsidiary
                        (a development stage company)

                         CONSOLIDATED BALANCE SHEETS
                               October 31,

                                 ASSETS
                                                 2001            2000
                                              ------------   ------------
Current assets
  Cash and cash equivalents                   $      1,660   $    171,822
  Trade accounts receivable, no allowance
   considered necessary                            118,496         11,000
  Other receivables, related party (Note J)              -          5,082
  Inventory, net of reserve                              -              -
  Prepaid expenses                                   8,991         24,891
                                              ------------   ------------
     Total current assets                          129,147        212,795

PROPERTY AND Equipment, net (Notes C, D, E
 and F)                                            836,096        921,147
OTHER ASSETS, net of accumulated amortization
 of $7,414 and $4,214 for 2001 and 2000,
 respectively                                       78,029         74,244
                                              ------------   ------------
                                              $  1,043,272   $  1,208,186
                                              ============   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Trade accounts payable                      $    914,791   $    427,211
  Other payables, related parties (Note J)          45,869         17,796
  Accrued liabilities                              450,203        114,952
  Deferred revenue                                  53,625         53,872
  Notes payable (Note D)                         1,168,851              -
  Current maturities of long-term obligations
   (Note E)                                        103,528        153,117
  Current maturities of capital lease
   obligations (Note F)                              1,908          1,552
                                              ------------   ------------
     Total current liabilities                   2,738,775        768,500
Long-term obligations, less current
  maturities (Note E)                            1,133,691      1,137,224
Capital lease obligations, less current
  maturities (Note F)                                6,262          8,319
                                              ------------   ------------
     Total liabilities                           3,878,728      1,914,043

Redeemable common stock, par value $0.001;
  redemption value of $2,000,000; 200,000
  shares issued and outstanding (Note H)           179,167              -
COMMITMENTS AND CONTINGENCIES (Notes F, H,
  I, M, N and P)                                         -              -
STOCKHOLDERS' DEFICIT (Notes G, I, J and K)
  Common stock, par value $0.001; authorized
   100,000,000 shares; issued and outstanding
   16,967,419 in 2001 and 16,700,943 in 2000,
   respectively                                     16,968         16,701
Additional paid-in capital                      11,430,777     11,241,837
Deficit accumulated during the development
  stage                                        (14,462,368)   (11,964,395)
                                              ------------   ------------
     Total stockholders' deficit                (3,014,623)      (705,857)
                                              ------------   ------------
                                              $  1,043,272   $  1,208,186
                                              ============   ============

The accompanying notes are an integral part of these statements.

               Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Cumulative
                                   amounts
                                   since            Year ended October 31,
                                   inception          2001         2000
                                   ------------   -----------  -----------

Revenues (Notes F, N and O)        $    962,566   $   507,682  $   318,847

Cost of goods sold                   (1,850,204)     (921,451)    (816,830)
                                   ------------   -----------  -----------
     Gross loss                        (887,638)     (413,769)    (497,983)

Operating expenses
  Selling, general and adminis-
   trative expenses                   9,275,480     1,669,707    1,278,405
  Research and development
   expenses - prototype               3,439,265        60,589        7,335
  Acquired research and development
   expenses - prototype                 349,500             -            -
  Loss on abandonment of leased
   facility                             161,918             -            -
                                   ------------   -----------  -----------
                                     13,226,163     1,730,296    1,285,740
                                   ------------   -----------  -----------
     Loss from operations           (14,113,801)   (2,144,065)  (1,783,723)

Interest expense                       (461,912)     (260,155)     (54,869)

Interest expense on beneficial
 conversion feature (Note E)            (13,250)      (13,250)           -
Other expense                          (152,489)       (1,336)    (145,372)
                                   ------------   -----------  -----------
     Loss before extraordinary
      item                          (14,741,452)   (2,418,806)  (1,983,964)

Extraordinary item - gain on
 extinguishment of debt                 358,251             -       26,134
                                   ------------   -----------  -----------
     NET LOSS                      $(14,383,201)  $(2,418,806) $(1,957,830)
                                   ============   ===========  ===========

Net loss per common share -
 basic and diluted (Note K)
  Loss before extraordinary item   $      (1.20)  $     (0.15) $     (0.12)
  Extraordinary item                          -             -            -
                                   ------------   -----------  -----------
     Net loss                      $      (1.20)  $     (0.15) $     (0.12)
                                   ============   ===========  ===========


The accompanying notes are an integral part of these statements.

             Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
        Years ended October 31, 2001, 2000, 1999, 1998, 1997 and 1996 and period from inception to October 31, 1995


                                                                                                          Deficit
                                                                                                        accumulated
                                                Price     Common Stock                     Additional   during the
                                                 per   -------------------  Subscriptions    paid-in    development
                                  Date          share    Shares    Amount    receivable      capital       stage
                           ------------------  ------  ----------  -------  -------------  -----------  -----------
Balances as of November
1, 1994                                        $    -   7,729,702  $ 7,730  $      (7,730) $         -  $         -

Issuance of common stock
 for cash                  Sept-Oct 1995         1.94      89,812       90              -      174,310            -
                           Sept-Oct 1995         3.85      62,858       62              -      242,038            -

Net loss                                            -           -        -              -            -     (700,240)

Balances as of October
31, 1995                                            -   7,882,372    7,882         (7,730)     416,348     (700,240)
                                                       ----------  -------  -------------  -----------  -----------

Issuance of common stock
for cash                   Nov 1995-Apr 1996     1.94     158,734      159              -      308,067            -
                           Nov 1995-Apr 1996     2.41      13,794       14              -       33,351            -
                           Nov 1995-Apr 1996     3.17      21,626       22              -       68,478            -
                           Nov 1995-Apr 1996     3.88      60,044       60              -      233,120            -
                           Nov 1995-Apr 1996     4.86      11,890       12              -       57,822            -
                           Nov 1995-Apr 1996     5.07       7,366        7              -       37,393            -
                           July 1996             3.00      83,333       83              -      249,917            -
                           Sept 1996             4.34      11,513       12              -       49,989            -

Issuance of common stock
to vendors for services
rendered                   Aug 1996              5.94      25,750       26              -      152,974            -

Issuance of common stock
to employees for
services rendered          Oct 1996              4.84      38,658       38              -      187,167            -

Net loss                                                        -        -              -            -    4,104,506)
                                                       ----------  -------  -------------  -----------  -----------
Balances as of October
31, 1996                                                8,315,080    8,315         (7,730)   1,794,626   (4,804,746)

Issuance of common stock
for cash                   Apr 1997              0.80      50,000       50              -       39,950            -
                           July 1997             0.40     300,000      300              -      119,700            -
                           Aug 1997              0.34     350,000      350              -      119,650            -
                           Sept 1997             0.40   1,000,000    1,000              -      399,000            -
                           Sept 1997             0.34     350,000      350              -      119,650            -





                                                     (Continued)

             Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED Years ended October 31, 2001, 2000, 1999, 1998, 1997 and 1996 and period from inception to October 31, 1995


                                                                                                          Deficit
                                                                                                        accumulated
                                                Price     Common Stock                     Additional   during the
                                                 per   -------------------  Subscriptions    paid-in    development
                                  Date          share    Shares    Amount    receivable      capital       stage
                           ------------------  ------  ----------  -------  -------------  -----------  -----------
Contribution of capital by
stockholders                                        -           -        -            821      678,738            -

Issuance of common stock
to affiliated entities in
satisfaction of loans and
accounts payable           Dec 1996              3.19     766,659      767              -    2,448,544            -
                           Apr 1997              2.26     100,000      100              -      225,962            -
                           July 1997             0.50     473,625      474              -      236,338            -

Issuance of common stock
to employees In satis-
faction of loans payable   June 1997             0.30      33,000       33              -       10,967            -
                           July 1997             0.30       3,000        3              -          997            -
                           Aug 1997              0.50      22,366       22              -       11,161            -

Issuance of common stock
to vendor in satisfaction
of accounts payable        Aug 1997              0.50      58,070       58              -       28,978            -
                           Sept 1997             0.50       5,000        5              -        4,995            -

Issuance of common stock
in satisfaction of lease
obligation                 July 1997             0.59     100,000      100              -       59,200            -

Issuance of common stock
in satisfaction of
acquisition liability      Sept 1997             0.63     100,000      100              -       62,400            -

Issuance of common stock
to vendors  for services
rendered                   Apr 1997              0.65     200,000      200              -      129,800            -
                           July 1997             0.50      20,800       21              -       10,379            -
                           Aug 1997              0.50      29,000       29              -       14,471            -
                           Sept 1997             0.50       5,400        5              -        2,695            -
                           Oct 1997              0.31     200,088      200              -       61,827            -









                                                     (Continued)

             Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED Years ended October 31, 2001, 2000, 1999, 1998, 1997 and 1996 and period from inception to October 31, 1995



                                                                                                          Deficit
                                                                                                        accumulated
                                                Price     Common Stock                     Additional   during the
                                                 per   -------------------  Subscriptions    paid-in    development
                                  Date          share    Shares    Amount    receivable      capital       stage
                           ------------------  ------  ----------  -------  -------------  -----------  -----------
Issuance of common stock
to employees for services
rendered                   June 1997             0.50      54,133       55              -       27,018            -
                           Aug 1997              0.50      31,200       31              -       15,568            -

Net loss                                                        -        -              -            -   (2,624,272)
                                                       ----------  -------  -------------  -----------  -----------
Balances as of October
31, 1997                                               12,567,421   12,568         (6,909)   6,622,614   (7,429,018)

Issuance of common stock
for cash                   Nov 1997              0.55       4,000        4              -        2,196            -
                           Dec 1997              0.68     500,000      500              -      339,500            -
                           Mar 1998              0.66     500,000      500              -      324,568            -
                           June 1998             0.66     500,000      500              -      324,569            -

Issuance of warrants for
cash                       Dec 1997              0.12           -        -              -       60,000            -
                           Mar 1998              0.14           -        -              -       70,000            -
                           June 1998             0.14           -        -              -       70,000            -

Issuance of common stock
to vendor in satisfaction
of accounts payable        Sept 1998             0.78      43,000       43              -       33,540            -

Issuance of common stock
to employees for
services rendered          June 1998             0.50      17,000       17              -        8,483            -

Cancellation of stock
subscriptions              Oct 1998              0.78    (400,000)    (400)           400            -            -

Net loss                                                        -        -              -            -   (1,325,328)
                                                       ----------  -------  -------------  -----------  -----------

Balances as of October
31, 1998                                               13,731,421   13,732         (6,509)   7,855,470   (8,754,346)









                                                     (Continued)

             Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED Years ended October 31, 2001, 2000, 1999, 1998, 1997 and 1996 and period from inception to October 31, 1995



                                                                                                          Deficit
                                                                                                        accumulated
                                                Price     Common Stock                     Additional   during the
                                                 per   -------------------  Subscriptions    paid-in    development
                                  Date          share    Shares    Amount    receivable      capital       stage
                           ------------------  ------  ----------  -------  -------------  -----------  -----------
Issuance of common stock
for cash                   Dec 1998              0.58     125,000      125              -       72,375            -
                           Jan 1999              0.59     100,000      100              -       58,910            -
                           Feb 1999              0.75      20,000       20              -       14,980            -
                           Feb 1999              1.40     100,000      100              -      139,900            -
                           June 1999             1.75       2,574        3              -        4,502            -
                           June 1999             1.89     292,276      292              -      551,640            -

Issuance of 250,125
warrants for cash          Dec 1998              0.22           -        -              -       27,500            -
                           June 1999             0.25           -        -              -       73,068            -

Issuance of common stock
to related parties in
satisfaction of
obligations                Dec 1998              0.44     614,021      614              -      267,713            -
                           Dec 1998              0.50     485,790      486              -      242,409            -
                           Sept 1999             1.00     184,207      184              -      184,023            -

Issuance of common stock
in satisfaction of debt    Aug 1999              0.98      70,922       71              -       69,731            -

Issuance of common stock
to employees for services
rendered                   Jan 1999              0.65       2,474        2              -        1,606            -
                           Jan 1999              0.63      30,000       30              -       18,720            -























                                                     (Continued)

             Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED Years ended October 31, 2001, 2000, 1999, 1998, 1997 and 1996 and period from inception to October 31, 1995



                                                                                                          Deficit
                                                                                                        accumulated
                                                Price     Common Stock                     Additional   during the
                                                 per   -------------------  Subscriptions    paid-in    development
                                  Date          share    Shares    Amount    receivable      capital       stage
                           ------------------  ------  ----------  -------  -------------  -----------  -----------
Issuance of common stock
for services rendered      Jan 1999              0.65         449        1              -          291            -
                           Jan 1999              0.60       2,490        2              -        1,492            -
                           Aug 1999              1.44     139,973      140              -      233,615            -

Contribution of capital
by related party           Various                  -           -        -              -       26,023            -

Note payable to a prin-
cipal shareholder
contributed as capital     Sept 1999                -           -        -              -       67,015            -

Net loss                                                        -        -              -            -   (1,252,219)
                                                       ----------  -------  -------------  -----------  -----------

Balances as of October
31, 1999                                               15,901,597   15,902         (6,509)   9,910,983  (10,006,565)

Issuance of common stock
for cash (Note G)          Nov 1999-Sept 2000    1.65     576,049      576              -      949,905            -

Issuance of 250,125
warrants for cash (Note I) Nov 1999-Sept 2000    0.20           -        -              -       50,025            -

Issuance of common stock
upon exercise of non-
qualified stock options
(Note I)                   Aug 2000              0.43       6,977        7              -        6,970            -

Issuance of common stock
to employees for services
rendered (Note G)          Oct 2000              1.22     202,870      203              -      247,297            -
                           Oct 2000              1.14       3,000        3              -        3,417            -
















                                                     (Continued)

             Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED Years ended October 31, 2001, 2000, 1999, 1998, 1997 and 1996 and period from inception to October 31, 1995



                                                                                                          Deficit
                                                                                                        accumulated
                                                Price     Common Stock                     Additional   during the
                                                 per   -------------------  Subscriptions    paid-in    development
                                  Date          share    Shares    Amount    receivable      capital       stage
                           ------------------  ------  ----------  -------  -------------  -----------  -----------
Issuance of common stock
for services (Note G)      March 2000            2.30      10,000       10              -       22,991            -
                           June 2000             1.65         450        -              -          742            -

Contribution of capital
by related party (Note G)  Various                  -           -        -              -       56,016            -

Write off of subscription
receivable                 Oct 2000                 -           -        -          6,509       (6,509)           -

Net loss                                                        -        -              -            -   (1,957,830)
                                                       ----------  -------  -------------  -----------  -----------

Balances as of October
31, 2000                                               16,700,943   16,701              -   11,241,837  (11,964,395)

Issuance of common stock
for cash                    Feb 2001             1.00      47,500       48              -       47,452            -
                            May 2001             0.50      20,000       20              -        9,980            -

Issuance of common stock
in satisfaction of debt
(Note E)                    Dec 2000             0.31     182,936      183              -       56,527            -

Issuance of common stock
to employees for services
rendered (Note G)           Dec 2000             0.75      16,040       16              -       12,014            -

Accretion of redeemable
common stock to redemption
amount (Note H)                                                 -        -              -            -      (79,167)

Interest recognized on
beneficial conversion
feature on note payable
to stockholder (Note E)                                         -        -              -       13,250            -

Contribution of capital
by related party (Note G)   Various                  -          -        -              -       49,717            -

Net loss                                                        -        -              -            -   (2,418,806)
                                                       ----------  -------  -------------  -----------  -----------

Balances as of October 31, 2001                        16,967,419  $16,968  $           -  $11,430,777 $(14,462,368)
                                                       ==========  =======  =============  =========== ============



The accompanying notes are an integral part of these statements.

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Cumulative
                                   amounts
                                   since            Year ended October 31,
                                   inception          2001         2000
                                   -------------  -----------   -----------
Increase (decrease) in cash
and cash equivalents
 Cash flows from operating
 activities

  Net loss                         $(14,383,201)  $(2,418,806)  $(1,957,830)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities
    Contributed capital for
     services rendered and
     liabilities paid                    131,756       49,717        56,016
    Gain on extinguishment of debt      (358,251)           -       (26,134)
    Depreciation and amortization        407,791      171,831       140,126
    Noncash charge associated with
     acquisition                         349,500            -             -
    Accrued loss on abandonment of
     leased facility                     161,918            -             -
    Charges associated with stock
     issuances to employees, vendors
     and related parties               1,061,800       12,030       274,663
    Noncash interest expense on
     beneficial conversion of note
     payable to related party             13,250       13,250             -
    Noncash expenses incurred by
     affiliate                           661,677            -             -
    Loss on disposal of property and
     equipment                            15,061        1,884             -
    Changes in assets and liabilities
     Trade accounts receivable          (118,496)    (107,496)      (11,000)
     Other receivables, related party          -        5,082        (5,082)
     Prepaid expenses                     (8,991)      15,900       (17,385)
     Other assets                        (91,408)      (6,985)      (35,655)
     Trade accounts payables           1,956,183      612,580       182,600
     Other payables, related party        45,869       28,073        11,967
     Accrued liabilities                 459,281      216,928        (1,007)
     Deferred revenue                     53,625         (247)       38,108
                                   -------------  -----------   -----------
          Total adjustments            4,740,565    1,012,547       607,217

          Net cash used in
           operating activities       (9,642,636)  (1,406,259)   (1,350,613)
                                   -------------  -----------   -----------
Cash flows from investing activities
  Cash paid for acquisition              (94,000)           -             -
  Purchases of property and
   equipment                          (1,242,462)     (85,464)     (520,886)
                                   -------------  -----------   -----------
          Net cash used in
           investing activities       (1,336,462)     (85,464)     (520,886)
                                   -------------  -----------   -----------

                                 (Continued)

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                   Cumulative
                                   amounts
                                   since            Year ended October 31,
                                   inception          2001         2000
                                   -------------  -----------   -----------

Cash flows from financing
activities
 Proceeds from issuance of
  common stock and warrants            6,667,983       57,500     1,007,483
 Proceeds from issuance of
  notes payable                        1,407,365    1,407,365             -
 Principal payments on notes
  payable                               (238,514)    (238,514)            -
 Proceeds from issuance of
  long-term obligations                3,640,377            -     1,018,808
 Principal payments on
  long-term obligations                 (594,008)      (3,089)            -
 Proceeds from guaranteed
  investment contract                    100,000      100,000             -
 Principal payments on capital
  lease obligations                       (2,445)      (1,701)         (744)
                                   -------------  -----------   -----------
          Net cash provided by
           financing activities       10,980,758    1,321,561     2,025,547
                                   -------------  -----------   -----------

          Net increase (decrease)
           in cash and cash
           equivalents                    1,660      (170,162)      154,048

Cash and cash equivalents at
 beginning of period                          -       171,822        17,774
                                   -------------  -----------   -----------
Cash and cash equivalents at
 end of period                     $       1,660  $     1,660   $   171,822
                                   =============  ===========   ===========

Supplemental disclosure of cash
flow information:
  Cash paid during the period
   for interest                    $     364,294  $   260,155   $    54,869







                                  (Continued)

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


Noncash investing and financing activities

The following noncash activities occurred in 2001 and 2000:

2001

The Company issued 182,936 shares of stock to a related party in satisfaction of a note payable of $50,033 plus accrued interest payable of $6,677 (Note E). The Company recognized charges related to the beneficial conversion feature on this note payable to the related party. The beneficial conversion feature is determined by the difference between the market value of common stock and the conversion rate of the debt, limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period corresponding to the time restrictions on conversion of the debt into stock. For the year ended October 31, 2001 and cumulative from inception, the beneficial conversion resulted in a noncash charge recorded as additional interest expense of $13,250.

The Company incurred a charge to accumulated deficit of $79,167 for the increase of value on the redeemable common stock.

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

                          October 31, 2001 and 2000


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

     3.  Use of estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

     10.  Revenue recognition - long-term contracts

     Revenue relating to crude oil sludge recovery services contracts in the accompanying financial statements is recognized using the percentage-of-completion method and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. The revenue recognized is that portion of the total contract price that cost incurred to date bears to anticipated final total cost, based on current estimates of cost to complete.

     Contract costs include all direct and allocable indirect labor, benefits, materials unique to or installed in the project, subcontractor cost allocations, including employee benefits and equipment expense. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. As long-term contracts extend over one year, revisions in cost and earnings estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. Costs attributable to contract claims or disputes are carried in the accompanying balance sheets only when realization is probable. These costs are recorded at the lesser of actual costs incurred or the amount expected to be realized. It is reasonably possible that estimates by management related to contracts can change in the future.

     11.  Other revenue recognition

     Revenues on contracts from rental equipment is recognized according to contract terms.

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     17.     Certain reclassifications

     Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.

NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company is still considered a development stage company, has generated limited revenue through October 31, 2001, and has sustained substantial losses from operations since inception. In addition, as of October 31, 2001, its current liabilities exceeded its current assets by $2,609,628, it had $752,500 of debt obligations that were past due, and it had a deficit accumulated during the development stage of $14,462,368. During fiscal year 2001, the Company used $1,406,259 of cash in operating activities, which was funded primarily through the issuance of debt, rather than provided by its operations.

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

     The Company has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

     * During late October 2001, the Company was introduced to a Houston organization noted for its ability to raise cash, develop Houston-based companies, and promote exciting oil-related opportunities to investors familiar with the unique requirements of the oil patch. Management has a high degree of confidence in the ability of this organization to secure the resources needed to enable the Company to take advantage of opportunities for growth beginning early in fiscal year 2002.

     * During fiscal year 2001, the Company entered into an agreement to sell a MST-1000 to a refinery located in Africa. The Company expects the customer to take delivery during the second quarter of fiscal year 2002.

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE B - GOING CONCERN - CONTINUED

     * During fiscal year 2001, the Company implemented cost cutting measures, including substantially reducing its work force and limiting general and administrative expenditures. The Company plans to continue with this austerity program in the coming fiscal year.

     * The Company is currently exploring the possibility of raising additional funding in the near term through the issuance of debt or equity.

NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment and estimated useful lives consist of the following:

                                          Years      2001          2000
                                          -----   ----------    ----------

     Furniture and fixtures               1-5     $   32,572    $   25,650
     Machinery and equipment              2-7        109,019       106,502
     Rental equipment                     7          528,963       515,861
     Automobiles                          4-7        117,441       117,441
     Capital leased equipment             5           10,615        10,615
     Leasehold improvements               5           75,835        75,835
     Demonstration unit                   7          208,005       208,005
     Equipment under construction         -          153,290        92,654
                                                  ----------    ----------
                                                   1,235,740     1,152,563
     Less accumulated depreciation                  (399,644)     (231,416)
                                                  ----------    ----------
                                                  $  836,096    $  921,147
                                                  ==========    ==========

Included in property and equipment is $10,615 of equipment under capital leases at October 31, 2001. The related accumulated depreciation on such property and equipment is $2,838.

NOTE D - NOTES PAYABLE

     Notes payable consist of the following:

                                                     2001          2000
                                                  -----------   -----------
     10.5% note to a financial institution,
     due October 2002, payments of principal
     and interest due quarterly in the amount
     of $75,000, collateralized by a lease
     contract from the Company's major customer.  $   268,736   $         -

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000

NOTE D - NOTES PAYABLE - CONTINUED

                                                     2001          2000
                                                  -----------   -----------
     Two 10% notes payable to a related party
     and stockholder, due in full October 31,
     2001.  Past due.                                  58,000             -

     20% note payable to a shareholder, due
     December 31, 2001, collateralized by all
     of the shares of stock of the Company's
     wholly owned subsidiary and a lien on the
     Company's patents and trademarks.                247,615             -

     12% note payable to a related party and
     stockholder, was due in full July 31,
     2001, collateralized by demonstration unit.
     Past due.  Subsequent to the maturity
     date, interest is being charged at the
     loan default rate of 18%.                        375,000             -

     20% note payable to a related party and
     stockholder, due in full October 31, 2001.
     Past due.  Subsequent to the maturity date,
     interest is being charged at the loan default
     rate of 24%.                                     219,500             -
                                                  -----------   -----------
                                                  $ 1,168,851   $         -
                                                  ===========   ===========
NOTE E - LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                     2001          2000
                                                  -----------   -----------
     10% note payable to a corporation, due
     September 2003, interest paid in full at
     date incurred, principal due in full at
     maturity, not collateralized.                $   121,500   $   121,500

     10% note payable to a limited partnership,
     due June 2001, interest due semi-annually,
     principal due in full at maturity, not
     collateralized.  Past due.                       100,000       100,000

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE E - LONG-TERM OBLIGATIONS - CONTINUED

                                                     2001          2000
                                                  -----------   -----------

     Note payable to a company relating to a
     prior Marketing Agreement.  The note bears
     no interest and is due in full in August
     2003.                                          1,000,000     1,000,000

     11% note to a financial institution, due
     August 2005, payments of principal and
     interest in the amount of $418 due monthly,
     collateralized by automobiles.                    15,719        18,808

     10% note payable to a related party and
     stockholder, due in full in 2001 upon
     negotiation, convertible at anytime into
     shares of the Company's common stock at
     $0.31 per share, not collateralized.
     During 2001, the balance of this note plus
     all accrued interest was converted into
     182,936 shares of common stock.                        -        50,033
                                                  -----------   -----------
                                                    1,237,219     1,290,341

     Less current maturities                          103,528       153,117
                                                  -----------   -----------
                                                  $ 1,133,691   $ 1,137,224
                                                  ===========   ===========

Scheduled maturities of long-term obligations as of October 31, 2001, are as follows:

     Year ending October 31,
     -----------------------
            2002                               $  103,528
            2003                                1,125,355
            2004                                    4,303
            2005                                    4,033
            Thereafter                                  -
                                               ----------
                                               $1,237,219
                                               ==========

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE F - COMMITMENTS AND CONTINGENCIES

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

     The Company's future minimum lease payments under capital and operating leases at October 31, 2001 are as follows:

                                         Capital        Operating
     Year ending October 31,             leases           leases
     -----------------------             -------        ---------
            2002                         $ 2,839        $  73,806
            2003                           2,839           80,106
            2004                           2,839           77,102
            2005                           1,892           37,800
            Thereafter                         -                -
                                         -------        ---------
   Total minimum lease payments          $10,409        $ 268,814
                                                        =========
   Less amount representing interest       2,239
                                         -------
   Present value of net minimum lease
     payments                              8,170
   Less current portion                    1,908
                                         -------
   Long-term portion                     $ 6,262
                                         =======

     Total rent expense for the years ended October 31, 2001 and 2000, was approximately $69,300 and $97,000, respectively and cumulative since inception of approximately $854,300.

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

     2.  Lessor leasing

     As of October 31, 2001, the Company has leased certain equipment expiring through 2002. Future minimum rental receipts as of October 31, 2001 are as follows:

           Year ending October 31,
           -----------------------
                   2002                         $297,917
                   Thereafter                          -
                                                --------
                                                $297,917
                                                ========

     Total rental income for the year ended October 31, 2001 was approximately $406,000 ($310,000 for the year ended October 31, 2000).


NOTE G - STOCKHOLDERS' DEFICIT

     1.  Common stock

     During fiscal 2001, the Company issued 182,936 shares of common stock in payment of $50,033 in debt plus accrued interest of $6,677 due to a related party.

     Also during fiscal 2001 and 2000, the Company issued 16,040 and 205,870 shares, respectively, of common stock to certain employees of the Company for services received. Compensation expense recorded as a result of these stock issuances during fiscal 2001 and 2000 was $12,030 and $250,920, respectively.

     During 2000, the Company issued 10,450 shares of common stock to an attorney, consultants, and vendors for services on behalf of the Company. Expenses of $23,743 were associated with these issuances and represent the fair value of the shares issued.

     3.  Additional paid-in capital

     During 2001 and 2000, obligations to and services rendered by a related party were relieved and recognized, respectively (Note J). As a result, additional paid-in capital was increased by $49,717 and $56,016, respectively.

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE H - REDEEMABLE COMMON STOCK

     In July 2001, a shareholder and former member of the Board of Directors purchased 200,000 shares of the Company's common stock and a Guaranteed Investment Contract from the Company for $100,000. The Guaranteed Investment Contract entitles the shareholder a 20X rate of return over a period of seven years ending in 2008 amounting to $2,000,000. The investment is secured by a third position lien on certain equipment of the Company. The Company may repay this investment, which matures on July 18, 2008, together with the related rate of return earned to that date, less the market value of the common stock at the repayment date, any time after July 18, 2002. These 200,000 shares are shown as Redeemable Common Stock on the balance sheet at October 31, 2001. The difference between the contract redemption amount and the purchase price is being accreted on a straight-line basis over seven years and is being added to the Redeemable Common Stock.

NOTE I - STOCK OPTIONS AND WARRANTS

     Warrants

     The Company's board of directors has the authority to sell or grant warrants to employees and certain non-employees. These warrants are considered nonqualified for income tax purposes.

     At various dates during 1997 and 1998, the Company issued 11,375,000 warrants to a limited liability company (LLC) to purchase shares of its common stock. The initial exercise price of all of the LLC warrants was $1 per share and each warrant expires four years after the grant date.

     In October 1999, the Company issued a warrant to a Trust to purchase 1,116,071 shares of its common stock. The initial exercise price of this warrant was $3 per share and expires in October 2003.

     These warrants all specify that the rights of the warrant holders are entitled to "full ratchet" anti-dilution adjustments in the event the Company issues shares of common stock or securities convertible into or exchangeable for common stock at a price per share less than the warrant exercise price. Upon any such adjustment, the holder of a warrant would be entitled to exercise the warrant at an exercise price per share equal to the price per share at which the shares of common stock or securities convertible into or exchangeable for common stock were issued. The warrants also specify that any such adjustment would trigger an additional adjustment in the number of shares for which the warrant is exercisable. The warrants specify that such number would be adjusted by multiplying the number of shares subject to the warrant immediately before the adjustment by a fraction, the numerator of which would be the per share exercise price immediately before the adjustment and the denominator of which would be the per share exercise price after the adjustment.

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE I - STOCK OPTIONS AND WARRANTS - CONTINUED

     Warrants - continued

     Following the issuance of these warrants, the Company has issued shares of its common stock at prices that triggered or could be deemed to trigger the above-described anti-dilution provisions on a number of occasions. The lowest price at which the Company has sold stock is $.50 per share, although the Company has issued shares of restricted common stock to employees as bonuses valued at as low as $0.30 per share. The Company has not interpreted employee stock bonuses as triggering the anti-dilution provisions because the warrants contain customary exemptions for employee equity incentive issuances, although the text of the warrants suggests that these particular warrants may exempt employee stock option issuances only and not employee restricted stock bonuses.

     In a "worst case" scenario, therefore, these warrants would be exercisable for either $.50 or $.30 per share, depending on whether the Company's interpretation of the employee equity incentive exemption is accepted. Also on a "worst case" basis, the anti-dilution clauses requiring an adjustment in the number of shares for which the warrants are exercisable simultaneously with each adjustment in the per share exercise price could be interpreted to entitle the LLC to exercise warrants to purchase 37,916,667 shares of the Company's common stock (at an exercise price of $.30 per share) and the Trust to purchase 11,160,710 shares of the Company's common stock (at an exercise price of $.30 per share). To acquire these shares, the LLC and the Trust would need to invest $11,375,000 and $3,348,213, respectively. Either warrant holder could also exercise a warrant to purchase smaller numbers of shares in minimum 25,000 share increments up to the total number of shares covered by the warrant. The warrants must be exercised before their respective expiration dates. If not exercised by their expiration dates, the warrants will expire worthless.

     As of October 31, 2001, the Company has sold or issued warrants, including these to the LLC and to the Trust, to purchase shares of the Company's common stock of which 12,958,696 warrants are still outstanding.
The warrants vest immediately upon grant and have a weighted-average remaining contractual life of 1.6 years.

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE I - STOCK OPTIONS AND WARRANTS - CONTINUED

     Warrants - continued

     Changes in the Company's warrants are as follows:

                                          Exercise      Weighted-average
                             Warrants       Price        exercise price
                            ----------   ------------   ----------------

Outstanding at November 1,
 1999                       12,491,071   $1.00 - 3.00         $1.18
   Granted                     250,125           3.00          3.00
                            ----------
Outstanding at October 31,
 2000                       12,741,196    1.00 - 3.00          1.21
   Granted                     217,500           3.00          3.00
                            ----------
Outstanding at October 31,
 2001                       12,958,696    1.00 - 3.00          1.21
                            ==========
Exercisable at October 31,
 2001                       12,958,696    1.00 - 3.00          1.21
                            ==========

     Warrants issued to the LLC to purchase 10,500,000 shares expire during fiscal 2002 if unexercised. 3,500,000 shares each expire in December 2001, March 2002 and July 2002, respectively.

     Options

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

     During 1999, the Company granted 210,000 stock options to employees with a strike price of $0.43 per share. The options vest immediately and expire in five years. No compensation expense was recognized on the grant date. During 2000, employees exercised 6,977 options for shares of common stock leaving a balance outstanding of 203,023 options at October 31, 2001 and 2000, respectively, all of which are exercisable. The weighted-average remaining contractual life of the options is 3.2 years.

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE J - RELATED PARTY TRANSACTIONS

     The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have advanced or loaned funds to the Company needed to support its daily operations.

     In addition to matters in Notes D, E, G and H the Company had related party transactions relating to the following:

     1.  Food Development Corporation

     Food Development Corporation (FDC), an entity controlled by a stockholder and officer of the Company, lends the Company funds to support daily operations. During 2000, FDC loaned the Company $80,000 at 12 percent, which was repaid during fiscal year 2000.

     Also, during 2001 and 2000, FDC made payments on behalf of the Company to consultants and others in the amounts of $49,717 and $56,016, respectively, which amounts have been recorded as contributed capital for services rendered in the financial statements.

     2.  Receivables and payables to officers and employees

     From time to time, the Company accrues for reimbursable expenses due to its employees or advances funds to employees to pay for future Company expenses. At October 31, 2001 and 2000, the Company accrued $0 and $17,796, respectively. At October 31, 2001, the Company had no employee advances.

     3.  Management agreement

     During November 1998, the Company entered into a five year management agreement with a company, controlled by a major stockholder. The agreement calls for general business and financial consultation and certain management services to be provided to the Company by the related party in exchange for an annual management fee equal to five percent of the Company's gross revenues. During 2001 and 2000, the Company recorded approximately $28,840 and $17,300, respectively, in management fees which are included in selling, general and administrative expenses.

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE K - LOSS PER COMMON SHARE

     The following data show the amounts used in computing net loss per common share, including the effect on net loss for the accretion of redeemable common stock to the redemption amount (Note H).

                                   Cumulative
                                   amounts
                                   since          Year ended December 31,
                                   inception          2001         2000
                                   ------------   -----------  -----------
Net loss per common share -
 basic and diluted
  Net loss                         $(14,383,201)  $(2,418,806) $(1,957,830)
  Accretion of redeemable
   common stock to redemption
   amount                               (79,167)      (79,167)           -
  Net loss available to common     ------------   -----------  -----------
   shareholders                    $(14,462,368)  $(2,497,973) $(1,957,830)
                                   ============   ===========  ===========

Common shares outstanding during
 the entire period                            -    16,700,943   15,901,597
Weighted average common shares
 issued during the period            12,006,393       272,284      413,457
Weighted average number of common  ------------   -----------  -----------
 shares used in basic EPS            12,006,393    16,973,227   16,315,054
Dilutive effect of stock options
 and warrants                                 -             -            -
Weighted average number of common  ------------   -----------  -----------
 shares and dilutive potential
 common stock used in diluted EPS    12,006,393    16,973,227   16,315,054
                                   ============   ===========  ===========

Net loss per share - basic and
 diluted                           $      (1.20)  $     (0.15) $     (0.12)
                                   ============   ===========  ===========

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE K - LOSS PER COMMON SHARE - CONTINUED

     The average number of shares relating to all outstanding options and warrants and to potentially convertible debt instruments have been omitted from the computation of diluted loss per share because their inclusion would have been antidilutive for all periods (Notes E and I).


NOTE L - INCOME TAXES

     The provision for (benefit from) income taxes for the years ended October 31, 2001 and 2000, consisted of the following:

                                           2001          2000
                                           ----          ----

     Current
       Federal                             $ -           $ -
       State                                 -             -
     Deferred                                -             -
                                           ---           ---
          Total                            $ -           $ -
                                           ===           ===

     The reported provision for (benefit from) income taxes is different than the amount computed by applying the statutory Federal income tax rate of 34 percent to the loss before income taxes as follows:


                                           2001          2000
                                        ---------     ---------

     Benefit at statutory rates         $(817,889)    $(665,662)
     Increase in valuation allowance      816,944       664,900
     Nondeductible items - other
       adjustments                            945           762
                                        ---------     ---------
          Total                         $       -     $       -
                                        =========     =========

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE L - INCOME TAXES - CONTINUED

     In accordance with SFAS No. 109, the deferred tax assets and liabilities as of October 31, 2001 and 2000, are comprised of the estimated future tax (benefit) provision due to different financial reporting and income tax basis related to:

                                               2001          2000
                                            ----------    ----------

     Deferred tax assets
       Net operating loss carryforward      $4,976,432    $4,124,030
       Start-up expenditures                     4,017        21,842
       Depreciation                            (90,799)      (74,504)
       Patent costs                            (15,311)      (13,973)
                                            ----------    ----------
            Total deferred tax assets        4,874,339     4,057,395

     Valuation allowance                    (4,874,339)   (4,057,395)
                                            ----------    ----------
            Net deferred tax asset                   -             -
                                            ==========    ==========

     The Company has sustained net operating losses in each of the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for any of the periods presented. The increase in the valuation allowance was $816,944 and $664,900, for the years ended October 31, 2001 and 2000, respectively.

     As of October 31, 2001, the Company had net operating loss carryforwards for tax reporting purposes of approximately $14,637,000 expiring in various years through 2021.


NOTE M - EMPLOYEE BENEFIT PLANS

     In 1997, the Company adopted a Savings Incentive Match Plan (Simple IRA) under Section 408(p) of the Internal Revenue Code. All employees are eligible for participation in the plan. The Company contributes a matching contribution equal to the employee's salary reduction contributions up to three percent of the employee's compensation. During 2000, the Company matched contributions amounting to $9,372. All contributions made under this plan are fully vested and are nonforfeitable. During 2001, the plan was terminated.

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000

NOTE N - CONCENTRATION

     In 2001, revenue totaling $325,000 ($309,947 in fiscal year 2000) is the result of the Company leasing its crude oil sludge recovery equipment to a single customer.

NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized financial data by quarter for fiscal years 2001 and 2000 are as follows:
                                  Gross
                                  profit                    Net loss per
     2001            Revenues     (loss)      Net Loss      share-diluted
--------------       --------   ---------    -----------    -------------

First quarter        $162,766   $(180,318)   $  (606,317)      $(0.04)
Second quarter         80,050    (141,448)      (745,192)       (0.04)
Third quarter          82,089     (47,544)      (448,450)       (0.03)
Fourth quarter        182,777     (44,459)      (618,847)       (0.04)
                     --------   ---------    -----------       ------
                     $507,682   $(413,769)   $(2,418,806)      $(0.15)
                     ========   =========    ===========       ======

                                  Gross
                                  profit                    Net loss per
     2000            Revenues     (loss)      Net Loss      share-diluted
--------------       --------   ---------    -----------    -------------

First quarter        $ 94,177   $  14,870    $  (235,313)      $(0.01)
Second quarter         52,678     (37,658)      (338,960)       (0.02)
Third quarter          78,858     (21,506)      (635,682)       (0.04)
Fourth quarter         93,134    (453,689)      (747,875)       (0.06)
                     --------   ---------    -----------       ------
                     $318,847   $(497,983)   $(1,957,830)      $(0.13)
                     ========   =========    ===========       ======

NOTE P - LEGAL PROCEEDINGS

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

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE P - LEGAL PROCEEDINGS - CONTINUED

     The parties have settled their claims and counterclaims in accordance with the terms of the Confidential Mediation Settlement Agreement signed and executed on January 25, 2002 in the District Court of Harris County, Texas.

     The Company is subject to litigation from time to time arising from its normal course of operations. Management does not believe that any such litigation and claims that have arisen have merit or that they will have a material effect on the Company's financial position or results of operations.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2002.

                               IMPERIAL PETROLEUM RECOVERY CORPORATION


                               By:/s/ Henry H. Kartchner
Date: February 21, 2002           Henry H. Kartchner
                                  CEO & Chairman of the Board
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)


                               By:/s/ C. Brent Kartchner
Date: February 21, 2002           C. Brent Kartchner
                                  President, & Director



                               By:/s/ James W. Hammond
Date: February 21, 2002           James W. Hammond
                                  Director



                               By:/s/ A.V. McGraw
Date: February 21, 2002           A.V. McGraw
                                  Director

























                                       23



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

    9.3 Purchase of Shares of Common Stock issued to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D of Maya LLC filed with the Commission on September 25, 1997).

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

    9.6 Warrant for the Purchase of Shares of Common Stock exercisable as of July 11, 1998 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission of June 22, 1998).

    9.7 Warrant for the Purchase of Shares of Common Stock dated December 8, 1998 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on December 18, 1998).

    9.8 Warrant for the Purchase of Shares of Common Stock dated October 6, 1999 issued by the Company to the Howarth Family Trust (incorporated by reference to Exhibit 4 to the Schedule 13D of the Howarth Family Trust dated 10/1/87 filed with the Commission on June 13, 2001).





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