Form 10QSB
period 2002-01-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2002-04-11
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the Quarterly Period Ended January 31, 2002

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

There were 17,167,419 shares of the Registrant's $0.001 par value common stock outstanding as of April 10, 2002.

                              TABLE OF CONTENTS

                       PART I.  FINANCIAL INFORMATION

                                                                     Page

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets as of January 31, 2002
          and October 31, 2001 ....................................   3-4

          Consolidated Statements of Operations for the Three
          Months Ended January 31, 2002 and 2001 and Cumulative
          Amounts Since Inception .................................   5

          Consolidated Statements of Cash Flows for the Three
          Months Ended January 31, 2002 and 2001 and Cumulative
          Amounts Since Inception .................................   6-8

          Notes to Consolidated Financial Statements ..............   9-13

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .....................  14-17

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings .......................................  18

Item 2.   Changes in Securities and Use of Proceeds ...............  18

Item 3.   Defaults Upon Senior Securities .........................  18

Item 4.   Submission of Matters to a Vote of Security Holders .....  18

Item 5.   Other Information .......................................  18

Item 6.   Exhibits and Reports on Form 8-K ........................  18

          Signatures ..............................................  19

          Exhibit Index ...........................................  20

                       PART I.  FINANCIAL INFORMATION

ITEM I.     CONSOLIDATED FINANCIAL STATEMENTS

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS

                                          January 31, 2002  October 31, 2001
                                          ----------------  ----------------
                                             (Unaudited)       (Audited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $        12,178   $          1,660
  Trade accounts receivable, no
   allowance considered necessary                       -            118,496
  Other receivables, related party                 15,500                  -
  Inventory, net of reserve                             -                  -
  Prepaid expenses                                      -              8,991
                                          ---------------   ----------------
     Total current assets                          27,678            129,147

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $400,255
  at January 31, 2002 and $399,644 at
  October 31, 2001 respectively                   795,436            836,096

OTHER ASSETS, net of accumulated
  amortization of $8,243 at January 31,
  2002 and $7,414 at October 31, 2001,
  respectively                                     69,770             78,029
                                          ---------------   ----------------
                                          $       892,884   $      1,043,272
                                          ===============   ================



















                                  (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS (Continued)




                                          January 31, 2002  October 31, 2001
                                            (Unaudited)         (Audited)
                                          ---------------   ----------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Trade accounts payable                $       1,025,931   $        914,791
  Other payables, related parties                  28,179             45,869
  Accrued liabilities                             569,694            450,203
  Deferred revenue                                113,625             53,625
  Note payable related party                      936,049            900,115
  Current maturities of long term
   obligations                                    304,725            372,264
  Current maturities of capital lease
   obligations                                      2,121              1,908
                                          ---------------   ----------------
     Total current liabilities                  2,980,324          2,738,775

LONG TERM OBLIGATIONS
  Notes payable, less current maturities        1,132,770          1,133,691
  Capital lease obligation, less current
    maturities                                      5,896              6,262
                                          ---------------   ----------------
     Total liabilities                          4,118,990          3,878,728

Redeemable common stock, par value
  $0.001; redemption value of $2,000,000;
  200,000 shares issued and outstanding           126,112            113,315

STOCKHOLDERS' DEFICIT
  Common stock, par value $0.001; author-
   ized; 100,000,000 shares; issued and
   outstanding; 16,967,419 shares                  16,968             16,968
  Additional paid in capital                   11,430,777         11,430,777
  Deficit accumulated during the
   development stage                          (14,799,963)       (14,396,516)
                                          ---------------   ----------------
     Total Stockholders' Deficit               (3,352,218)        (3,014,623)
                                          ---------------   ----------------
                                          $       892,884   $      1,043,272
                                          ===============   ================





The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                            Cumulative
                                             Amounts           For the three
                                              Since        months ended January 31,
                                            Inception        2002          2001
                                           ------------   -----------   -----------
Revenues                                   $  1,043,816   $    81,250   $   162,766
Cost of goods sold                           (2,035,304)     (185,100)     (343,084)
                                           ------------   -----------   -----------
     Gross loss                                (991,488)     (103,850)     (180,318)

Operating expenses
  Selling, general and administrative         9,522,904       247,424       374,308
  Research and development-prototype          3,439,265             -        14,133
  Acquired research and development-
    prototype                                   349,500             -             -
  Loss on abandonment of leased facility        161,918             -             -
                                           ------------   -----------   -----------
                                             13,473,587       247,424       388,441
                                           ------------   -----------   -----------
     Loss from operations                   (14,465,075)     (351,274)     (568,759)
                                           ------------   -----------   -----------
Other
  Interest expense                             (513,788)      (51,876)      (37,558)
  Interest expense on beneficial
    conversion feature                          (13,250)            -             -
  Other income (expense), net                  (139,989)       12,500             -
                                           ------------   -----------   -----------
                                               (667,027)      (39,376)      (37,558)
                                           ------------   -----------   -----------
Loss before extraordinary item              (15,132,102)     (390,650)     (606,317)

Extraordinary item - gain on
  extinguishment of debt                        358,251             -             -
                                           ------------   -----------   -----------
     Net loss                              $(14,773,851)  $  (390,650)  $  (606,317)
                                           ============   ===========   ===========

Net loss per common share -
  basic and diluted
   Loss before extraordinary item          $      (1.18)  $      (.02)  $      (.04)
                                           ============   ===========   ===========

Extraordinary item                                  .03             -             -
                                           ------------   -----------   -----------
     Net loss                              $      (1.15)  $      (.02)  $      (.04)
                                           ============   ===========   ===========
Weighted average common shares
  outstanding - basic and diluted            12,829,151    17,167,419    16,866,756
                                           ============   ===========   ===========

The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
( a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                            Cumulative
                                             Amounts           For the three
                                              Since        months ended January 31,
                                            Inception        2002          2001
                                           ------------   -----------   -----------
Increase (decrease) in cash and cash
equivalents
 Cash flows from operating activities
  Net loss                                 $(14,773,851)  $  (390,650)  $  (606,317)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities
    (Gain) loss on disposal of property
     & equipment                                  2,561       (12,500)            -
   Contributed capital for services
    rendered and liabilities paid               131,756             -        15,000
   Gain on extinguishment of debt              (358,251)            -             -
   Depreciation and amortization                449,280        41,489        42,623
   Non-cash charge associated with
    acquisition                                 349,500             -             -
   Loss on abandonment of leased facility       161,918             -             -
   Charges associated with stock issuances
    to employees, vendors, and related
    parties                                   1,061,800             -        12,030
   Non-cash expenses incurred by affiliate      661,677             -             -
   Non-cash interest expense on beneficial
    conversion feature on note payable to
    related party                                13,250             -             -
   Changes in assets and liabilities
    Trade accounts receivable                         -       118,496       (20,991)
    Other receivables, related party            (15,500)      (15,500)       (1,374)
    Prepaid expenses                                  -         8,991         4,525
    Other assets                                (83,978)        7,430         5,848
    Trade accounts payable                    2,067,323       111,140       251,485
    Payables to related parties                  28,179       (17,690)          (69)
    Accrued liabilities                         578,772       119,491         3,664
    Deferred revenue                            113,625        60,000          (608)
                                           ------------   -----------   -----------
     Total adjustments                        5,161,912       421,347       312,133
                                           ------------   -----------   -----------
Net cash provided by (used in) operating
 activities                                  (9,611,939)       30,697      (294,184)
Cash flows from investing activities
 Cash paid for acquisition                      (94,000)            -             -
 Purchases of property and equipment         (1,242,462)            -       (10,951)
 Proceeds from disposal of property
  and equipment                                  12,500        12,500             -
                                           ------------   -----------   -----------
     Net cash provided by (used in)
      investing activities                   (1,323,962)       12,500       (10,951)
                                           ------------   -----------   -----------

                                       (Continued)


Page 6



IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

                                            Cumulative
                                             Amounts           For the three
                                              Since        months ended January 31,
                                            Inception        2002          2001
                                           ------------   -----------   -----------
Cash flows from financing activities
 Proceeds from issuance of common stock
  and warrants                                6,667,983             -             -
 Proceeds from issuance of notes payable      1,443,299        35,934             -
 Principal payments on notes payable           (238,514)            -             -
 Proceeds from issuance of long term
  obligations                                 3,640,377             -       562,250
 Principal payments on long term
  obligations                                  (662,468)      (68,460)         (721)
 Proceeds from guaranteed investment
  contract                                      100,000             -             -
 Principal payments on capital lease
  obligations                                    (2,598)         (153)         (269)
                                           ------------   -----------   -----------
     Net cash provided by (used in)
      financing activities                   10,948,079       (32,679)      561,260
                                           ------------   -----------   -----------

     Net increase in cash and
      cash equivalents                           12,178        10,518       256,125

Cash and cash equivalents at beginning
 of period                                            -         1,660       171,822
                                           ------------   -----------   -----------
Cash and cash equivalents at end of
 period                                    $     12,178   $    12,178   $   427,947
                                           ============   ===========   ===========

Supplemental disclosure of cash flow
 information
  Cash paid during the period for
   interest                                $    483,565   $   119,271   $     5,000
                                           ============   ===========   ===========

Noncash investing and financing activities

     The following noncash activities occurred during the three month period ended January 31,

2002

     The Company incurred a charge to accumulated deficit of $12,797, for the accretions in value on redeemable common stock.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued


Noncash investing and financing activities - continued

2001

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTINGS POLICIES

1.   Basis of Presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the three month period ended January 31, 2002 are not necessarily indicative of the results for the fiscal year ending October 31, 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001.

2.   Organization and business activity

Imperial Petroleum Recovery Corporation and Subsidiary (a development stage company incorporated in Nevada) (the "Company") has been in the development stage since commencement of operations in fiscal year 1995 and is committed to developing and marketing a proprietary oil sludge remediation process and equipment (MST units) that use high energy microwaves to separate water, oil and solids. Company operations take place in Texas.

3.   Principles of consolidation and financial statement presentation

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiary, Petrowave Corporation. Significant intercompany transactions and balances have been eliminated in the consolidation.

4.   Inventories

Inventory is valued at lower of cost or market. Cost is determined using the first-in, first-out method.

Inventory consists of the following:

                                     January 31, 2002     October 31, 2001
                                     ----------------     ----------------

     Raw materials                   $        260,000     $        260,000
     Less reserve for net
      realizable value                       (260,000)            (260,000)
                                     ----------------     ----------------
     Total                           $              -     $              -
                                     ================     ================

The recoverability of inventory is dependent upon the Company entering into agreements to lease the completed MST units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Certain reclassifications

Certain debt balances from the 2001 financial statements were reclassified to conform to the 2002 presentation.

6.   Revenue recognition   long term contracts

Revenue relating to contracts to construct crude oil sludge recovery equipment in the accompanying financial statements is recognized using the percentage-of-completion method and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. The revenue recognized is that portion of the total contract price that cost incurred to date bears to anticipated final total cost, based on current estimates of cost to complete.

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

Other revenue recognition

Revenue is normally associated with lease and / or sale of MST units, demonstration income for testing the technology at a customer site, or license revenue earned from issuing geographically specific licenses to market the MST technology.

Revenue on lease or rental equipment contracts is recognized straight line over the life of the contract according to contract terms, which generally consists of a monthly lease or rental fee and a monthly maintenance fee. For the period ended January 31, 2002 the Company earned $81,250 from leases.

Revenues associated with the demonstration units are earned based upon individual contracts negotiated by the Company on a case-by-case basis. There were no revenues earned from demonstrations during first quarter FY 2002.

The Company also earns revenue through the issuance of contractual licenses. License fee revenue is recognized over the terms of the license agreement. During the 3 month period ended January 31, 2002, the Company received advance payments of $113,625 on contractual license fees from Tradewinds Oil and Gas,
Ltd. for their Indonesian license effective in May of 2002.   Advance license
fees are recorded as deferred revenue until the agreement becomes effective at which time they will be recognized over the life of the license agreement.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information, which contemplates continuation of the Company as a going concern. However, the Company is a development stage company, has generated limited revenue through January 31, 2002 and has sustained substantial losses from operations since inception. In addition, as of January 31, 2002, its current liabilities exceeded its current assets by $2,950,525. In addition, the Company has generally used cash in, rather than provided cash from, its operations.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to obtain additional financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

     During late October 2001, the Company was introduced to Odyssey Capital LLC, a Houston organization noted for its ability to raise cash, develop Houston-based companies, and promote exciting oil-related opportunities to investors familiar with the unique requirements of the oil patch. A management and financing agreement is in place with Odyssey Capital, LLC to raise six million dollars in operating capital and to identify experienced petroleum industry executives to develop the Company's long term growth. Management has a high degree of confidence in the ability of this organization to secure the resources needed to refinance the Company beginning in the second quarter of fiscal year 2002.

      During fiscal year 2001, the Company entered into an agreement to sell a MST-1000 to a refinery located in Africa. The Company expects the customer to take delivery during the fourth quarter of fiscal year 2002. Revenue will be received based upon a deliverable schedule. Thirty-five percent of the contract will be billed during the second quarter 2002. The completion date for delivery of the equipment FOB Houston is December 10, 2002, at which time 85% of the contract will be billed. The balance will be billed upon installation and initial operation in Africa.

      The Company concluded an agreement with Tradewinds Oil and Gas Inc., a Houston based company to license the MST technology for distribution throughout Indonesia. This agreement will assist the Company in entering the Asian market. The Company will receive a license fee covering the first two years of this agreement. Additional revenue will be earned by the Company based upon orders received for equipment to be delivered to Indonesia and on a revenue sharing formula included in this agreement.

      The Company has recognized that the most significant technical challenge facing the introduction of the MST 1000 system is identifying the proper separation equipment, i.e. a centrifuge that can operate for long periods of time without operator intervention or equipment erosion. Management has worked with several manufacturers of separation equipment and believes that it has found a manufacturer that can provide equipment robust enough to meet the operational requirements of the MST 1000. The Company will utilize Alfa Laval equipment for the separation component that follows the MST 1000 in the emulsion treatment process.

NOTE C - LOSS PER COMMON SHARE

The following data show the shares used in computing net loss per common share:

                                            Cumulative
                                             Amounts           For the three
                                              Since        months ended January 31,
                                            Inception        2002          2001
                                           ------------   -----------   -----------
Common shares outstanding
 during the entire period                             -    17,167,419    16,700,943
Weighted average common shares
 issued during the period                    12,829,157             -       165,813
Weighted average number
 common shares used in basic EPS             12,829,157    17,167,419    16,866,756
Dilutive effect of stock
 options and warrants                                 -             -             -
Weighted average number
 of common shares and
 dilutive potential common stock
 used in diluted EPS                        12,829,157     17,167,419    16,866,756


The average shares relating to warrants granted and potentially convertible debt instruments were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for all periods.

NOTE D - RELATED PARTY TRANSACTIONS

During the quarter ended January 31, 2002, the Company increased notes payable to stockholders by $35,934 for additional cashflow advances.

Warrants

At various dates during 1997 and 1998, the Company issued 11,375,000 warrants to a limited liability company (LLC) to purchase shares of its common stock. The initial exercise price of all of the LLC warrants was $1 per share and each warrant expires four years after the grant date. 3,500,000 warrants expired during the quarter ended January 31, 2002. Another 3,500,000 warrants expire on March 15, 2002 during the second quarter of this fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This portion of the Form 10-QSB contains "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated revenues, future marketing plans for the MST-1000, and similar statements concerning anticipated future events and expectations that are not historical facts. The forward-looking statements in this portion of the Form 10-QSB are subject to numerous risks and uncertainties, including the effects of economic conditions; the availability of capital; the dependence on key customers; competitive conditions; and the various risks associated with developing and marketing a new process/technology which could cause actual results to differ materially from those expressed in or implied by such forward-looking statements, which speak only as of the date hereof. Readers should also refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001.

Overview

The first quarter of fiscal year 2002 saw a continuation of the activities discussed in our 10-KSB for fiscal year 2001 (November 1, 2000 thru October 31, 2001). Management has focused on four areas: capitalization, technology improvement, marketing, and manufacturing.

Management focused its attention toward developing a strategy to improve our cash position and sources of long-term capitalization to insure access to the resources necessary to move the Company forward. During late October 2001, management was introduced to a Houston organization noted for its ability to raise cash, develop Houston-based companies, and promote exciting oil-related opportunities to investors familiar with the unique requirements of the oil patch. Management has a high degree of confidence in the ability of this organization to secure the resources needed to refinance the Company during the second and third quarters to take advantage of opportunities for growth in fiscal year 2002. (See Note B to consolidated financial statements).

IPRC worked closely with ExxonMobil Research and Engineering (EMRE) through October 2001 to improve the process for treatment, conditioning and separation of oil emulsions. Additionally, several series of tests were conducted under the joint observation of the Company and ONDEO-Nalco, a world leader in water treatment and process chemicals, to evaluate the effectiveness of the MST compared to applications of chemicals on various types of emulsions. Discussions and additional testing continue between the Company and ONDEO-Nalco.

Working closely with EMRE and Alfa Laval, a Swedish based manufacturer of separation equipment, the Company evaluated a number of centrifuge designs to determine the unit most capable of providing the mechanical separation of the emulsion stream treated by the microwave. Tests are still being conducted, but a newly designed, continuous discharge centrifuge will be incorporated into the MST system to enhance equipment performance. Field trials of this new unit should continue during the second and third quarters of FY 2002. (See Note B to consolidated financial statements).

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

EMRE and the Company entered into discussions during the last quarter of calendar year 2001 concerning extending the existing marketing agreement. The discussions continue into FY 2002, with the direction centered on ExxonMobil continuing to market the MST to its internal operations, while completing a series of technical evaluations. When completed, these technical evaluations should lead to internal acceptance of the MST as the best available technology for treating oil emulsions within the ExxonMobil system. All other marketing will be the Company's responsibility. The Company began a series of discussions with other industry marketing organizations to establish a greater presence within the oil industry.

Future marketing will be enhanced through the engagement of a petroleum service organization with a greater presence within the global refinery structure. Negotiations are underway with this company and should be finalized in FY 2002. EMRE will continue to market the MST to its internal operations.

The Company granted an exclusive geographically specific marketing and licensing agreement to an entity in which a Board member has an equity investment and serves as a financial advisor. The Company will be responsible for making or having made the microwave separation technology equipment for each order placed. License payments will be received through the second quarter of FY 2002. (See Note B to consolidated financial statements).

In July 2001, Kellogg Brown & Root (KBR) awarded the Company the contract to build and deliver its Microwave Separation Technology system (MST 1000) for a Bad Emulsion Treatment Package to be installed in their African construction project. This unit is under construction in Houston and the first of a series of progress payments from KBR has been received. This unit is IPRC's second commercial system and reflects the slow, but deliberate acceptance of the microwave technology for emulsion separation within the petroleum and gas industry. (See Note B to consolidated financial statements).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS   CONTINUED

Results of Operations

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

Revenue

During the three month period ended January 31, 2002, the Company recognized $81,250 in revenue compared to $162,766 in the same period of 2001. The first quarter revenue was comprised of funding from the Torrance MST 1000 lease. Deferred revenue of $60,000 for license fees from Tradewinds Oil and Gas International, Ltd. was recorded during the period ending January 31, 2002.
No deferred revenue was recorded during the same period of 2001. The first quarter 2001 revenue was comprised of lease revenue earned from leases of the MST-1000 and fees charged to reimburse set-up costs incurred by the Company to demonstrate the MST- 1000 at various locations.

Cost of Goods Sold and Gross Profit (Loss)

During the three month period ended January 31, 2002, the Company incurred $185,100 in costs that were specifically identified to contract revenue compared to $343,084 for the same period in the prior year, a decrease of $157,984. This net decrease was comprised of an increase of approximately $83,000 in costs to support and maintain leased equipment, a decrease of approximately $134,000 in costs to demonstrate the MST-1000 to potential customers and a decrease of approximately $107,000 in personnel costs. Management was able to reduce its personnel costs through a reduction in work force and a salary deferral for those remaining employees. Demonstration costs declined due to no scheduled demonstrations. Increased leased equipment costs were attributed to the Torrance MST system's centrifuge reliability issues. No incremental revenue was generated from that system for this additional support.

Selling, General and Administrative & Research and Development Expenses

Selling, general, and administrative expenses for the three-month period ended January 31, 2002 totaled $247,424 compared to $374,308 for same period in 2001. This decrease of $126,884 in general and administrative costs was primarily comprised of decreases of $147,000 in personnel related costs and $12,000 in insurance expense, offset by increases of $15,000 in legal fees and $16,000 in management fees. The Company incurred no research and development costs for the three-month period ended January 31, 2002 compared to $14,133 in the first quarter 2001.

Liquidity and Capital Resources

The Company's operations have been capital intensive. The Company has funded operations principally from the private placement of equity securities, primarily common stock, and a licensing agreement. As of January 31, 2002, the Company's aggregate current liabilities were $ 2,978,203 compared to $2,738,775 at October 31, 2001. At first quarter ended January 31, 2002, the Company had negative working capital of $2,950,525 compared to negative working capital of $2,609,628 at October 31, 2001.

The Company continues to use cash in, rather than supply cash from, its operations. Its goal is to reverse this cash drain through a combination of successfully raising between $5,000,000 and $6,000,000 in working capital through the efforts of Odyssey Capital, establishing a strong marketing support structure through the relationship with ONDEO Nalco, and selective overseas territorial licensing arrangements to generate cash flow. Management believes that Odyssey Capital will be successful in identifying accredited sources for raising the proposed investment dollars. The plan involves a combination of short term financing (bridge loan) followed by issuance of preferred stock to the investors. A preferred stock offering will require shareholder approval prior to issuance of a new class of securities. However, there can be no assurances that sufficient funds can be raised to continue operations or that any sales of common or preferred stock will occur, or if they occur, that they would be completed on terms favorable to the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has settled through mediation the claim against the Company brought by a former employee and previously reported in the Company's Form 10-KSB for the year ended October 31, 2001.

ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no changes in equity securities between October 31, 2001 and January 31, 2002.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The exhibits to this report are listed in the Exhibit Index, which appears immediately after the signature page.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended January 31, 2002.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2002.

                                  IMPERIAL PETROLEUM RECOVERY CORPORATION



                                  By: /s/ Henry H. Kartchner
Date: April 10, 2002                  Henry H. Kartchner
                                      Chairman, CEO & Director
                                      (Duly Authorized Officer &
                                       Principal Financial Officer)

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

  10.2 Loan Agreement dated January 19, 2001 between Maya, LLC and the Company (incorporated by reference to Exhibit 9.2 to the Company's current report on Form 10-Q filed with the Commission on March 20, 2001)