Form 10KSB/A
period 2001-10-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2002-04-19
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSBA
                                AMENDMENT NO. 1

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

Transitional small business disclosure format: [ ]  Yes [X] No






                                     INDEX

PART I                                                               PAGE

Item 1.     Description of Business .............................    1-7

Item 2.     Description of Property .............................    7

Item 3.     Legal Proceedings ...................................    7

Item 4.     Submission of Matters to a Vote of Security Holders..    8

PART II

Item 5.     Market for  Common Equity and Related
            Stockholder Matters .................................    9-10

Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations .................    10-13

Item 7.     Financial Statements ................................    13

Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure .................    13

PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act ........................................    14-15

Item 10.    Executive Compensation ..............................    16-17

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management ..........................................    17-18

Item 12.    Certain Relationships and Related Transactions ......    18-21

Item 13.    Exhibits and Reports on Form 8-K ....................    21

            Signatures ..........................................    22

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

Results of Operations

     Fiscal Year Ended October 31, 2001 Compared to Fiscal Year Ended October 31, 2000

Revenue

     During the fiscal year 2001, the Company recognized $507,682 in revenue compared to $318,847 in fiscal year 2000. The fiscal year 2001 revenue was comprised of $325,247 earned from leases of the MST-1000, progress payments of $118,496 from the sale of a MST 1000 for emulsion treatment and $63,939 to reimburse set-up costs incurred by the Company to demonstrate the MST-1000 at various locations. During fiscal year 2000, the revenue was comprised of $308,847 earned from leases of the MST-1000 and $11,000 charged to reimburse costs to demonstrate the MST-1000 to potential customers.

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


Page 16




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

Page 17




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

6. Based on the Schedule 13D/A filed by Mr. Howarth with the SEC on August 13, 2001

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

     In November 2000, the Company contracted to lease all of its employees from a national employee leasing company at competitive, market rates comparable to those charged in arm's-length transactions. A principal owner of the leasing company served on the Board of Directors of the Company in from November 8, 2000 until September 27, 2001 .

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

                              FINANCIAL STATEMENTS

                                                                      Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS .................  F-2

CONSOLIDATED FINANCIAL STATEMENTS

   BALANCE SHEETS AT OCTOBER 31, 2001 AND 2000 .....................  F-3

   STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
      OCTOBER 31, 2001 AND 2000 AND CUMULATIVE
      AMOUNTS SINCE INCEPTION ......................................  F-4

   STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS
      ENDED OCTOBER 31, 2001 AND 2000 AND CUMULATIVE
      AMOUNTS SINCE INCEPTION ......................................  F-5

   STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
      OCTOBER 31, 2001 AND 2000 AND CUMULATIVE AMOUNTS
      SINCE INCEPTION .............................................   F-11

   NOTES TO FINANCIAL STATEMENTS ..................................   F-14

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred consolidated cumulative net losses of $14,383,201 since inception of operations and as of October 31, 2001, the Company's current liabilities exceeded its current assets by $2,609,628, it had $752,500 of debt obligations that were past due, and it had a stockholders' deficit of $2,948,771. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


   /s/ Grant Thornton LLP


Salt Lake City, Utah
December 21, 2001, except for the second paragraph of Note P for which the date is January 25, 2002

           Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                          CONSOLIDATED BALANCE SHEETS

                                 October 31,

                                   ASSETS

                                                   2001            2000
                                               ------------    ------------
Current assets
  Cash and cash equivalents                    $      1,660    $    171,822
Trade accounts receivable, no
  allowance considered necessary                    118,496          11,000
Other receivables, related party (Note J)                 -           5,082
Inventory, net of reserve                                 -               -
Prepaid expenses                                      8,991          24,891
                                               ------------    ------------
     Total current assets                           129,147         212,795

PROPERTY AND EQUIPMENT, net (Notes C, D,
  E and F)                                          836,096         921,147
OTHER ASSETS, net of accumulated amortization
  of $7,414 and $4,214 for 2001 and 2000,
  respectively                                       78,029          74,244
                                               ------------    ------------
                                               $  1,043,272    $  1,208,186
                                               ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Trade accounts payable                       $    914,791    $    427,211
  Other payables, related parties (Note J)           45,869          17,796
  Accrued liabilities                               450,203         114,952
  Deferred revenue                                   53,625          53,872
  Notes payable (Note D)                          1,168,851               -
  Current maturities of long-term obligations
   (Note E)                                         103,528         153,117
  Current maturities of capital lease
   obligations (Note F)                               1,908           1,552
                                               ------------    ------------
     Total current liabilities                    2,738,775         768,500

Long-term obligations, less current
  maturities (Note E)                             1,133,691       1,137,224
Capital lease obligations, less current
  maturities (Note F)                                 6,262           8,319
                                               ------------    ------------
     Total liabilities                            3,878,728       1,914,043

Redeemable common stock, par value $0.001;
  redemption value of $2,000,000; 200,000
  shares issued and outstanding (Note H)            113,315               -
Commitments and Contingencies (Notes F, H,
  I, M, N and P)                                          -               -
Stockholders' DEFICIT (Notes G, I, J and K)
  Common stock, par value $0.001; authorized
   100,000,000 shares; issued and outstanding
   16,967,419 in 2001 and 16,700,943 in 2000,
   respectively                                      16,968          16,701
  Additional paid-in capital                     11,430,777      11,241,837
  Deficit accumulated during the development
   stage                                        (14,396,516)    (11,964,395)
                                               ------------    ------------
     Total stockholders' deficit                 (2,948,771)       (705,857)
                                               ------------    ------------
                                               $  1,043,272    $  1,208,186
                                               ============    ============

The accompanying notes are an integral part of these statements.

             Imperial Petroleum Recovery Corporation and Subsidiary
                          (a development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                   Cumulative
                                    amounts         Year Ended October 31,
                                     since        --------------------------
                                   Inception         2001           2000
                                  ------------    -----------    -----------

Revenues (Notes F, N and O)       $    962,566    $   507,682    $   318,847
Cost of goods sold                  (1,850,204)      (921,451)      (816,830)
                                  ------------    -----------    -----------
     Gross loss                       (887,638)      (413,769)      (497,983)

Operating expenses
  Selling, general and adminis-
   trative expenses                  9,275,480      1,669,707      1,278,405
Research and development expenses
  - prototype                        3,439,265         60,589          7,335
  Acquired research and develop-
   ment expenses - prototype           349,500              -              -
Loss on abandonment of leased
  facility                             161,918              -              -
                                  ------------    -----------    -----------
                                    13,226,163      1,730,296      1,285,740
                                  ------------    -----------    -----------
Loss from operations               (14,113,801)    (2,144,065)    (1,783,723)

Interest expense                      (461,912)      (260,155)       (54,869)

Interest expense on beneficial
  conversion feature (Note E)          (13,250)       (13,250)             -

Other expense                         (152,489)        (1,336)      (145,372)
                                  ------------    -----------    -----------
Loss before extraordinary item     (14,741,452)    (2,418,806)    (1,983,964)

Extraordinary item - gain on
  extinguishment of debt               358,251              -         26,134
                                  ------------    -----------    -----------
     Net Loss                     $(14,383,201)   $(2,418,806)   $(1,957,830)
                                  ============    ===========    ===========

Net loss per common share -
basic and diluted (Note K)
  Loss before extraordinary item  $      (1.20)   $     (0.15)   $     (0.12)
  Extraordinary item                         -              -              -
                                  ------------    -----------    -----------
     Net loss                     $      (1.20)   $     (0.15)   $     (0.12)
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


                                                                                                          Deficit
                                                                                                        accumulated
                                                Price     Common Stock                     Additional   during the
                                                 per   -------------------  Subscriptions    paid-in    development
                                  Date          share    Shares    Amount    receivable      capital       stage
                           ------------------  ------  ----------  -------  -------------  -----------  -----------
Balances as of November
1, 1994                                        $    -   7,729,702  $ 7,730  $      (7,730) $         -  $         -

Issuance of common stock
 for cash                  Sept-Oct 1995         1.94      89,812       90              -      174,310            -
                           Sept-Oct 1995         3.85      62,858       62              -      242,038            -
Net loss                                            -           -        -              -            -     (700,240)
                                                       ----------  -------  -------------  -----------  -----------
Balances as of October
31, 1995                                            -   7,882,372    7,882         (7,730)     416,348     (700,240)

Issuance of common stock
for cash                   Nov 1995-Apr 1996     1.94     158,734      159              -      308,067            -
                           Nov 1995-Apr 1996     2.41      13,794       14              -       33,351            -
                           Nov 1995-Apr 1996     3.17      21,626       22              -       68,478            -
                           Nov 1995-Apr 1996     3.88      60,044       60              -      233,120            -
                           Nov 1995-Apr 1996     4.86      11,890       12              -       57,822            -
                           Nov 1995-Apr 1996     5.07       7,366        7              -       37,393            -
                           July 1996             3.00      83,333       83              -      249,917            -
                           Sept 1996             4.34      11,513       12              -       49,989            -

Issuance of common stock
to vendors for services
rendered                   Aug 1996              5.94      25,750       26              -      152,974            -

Issuance of common stock
to employees for
services rendered          Oct 1996              4.84      38,658       38              -      187,167            -

Net loss                                                        -        -              -            -    4,104,506)
                                                       ----------  -------  -------------  -----------  -----------
Balances as of October
31, 1996                                                8,315,080    8,315         (7,730)   1,794,626   (4,804,746)

Issuance of common stock
for cash                   Apr 1997              0.80      50,000       50              -       39,950            -
                           July 1997             0.40     300,000      300              -      119,700            -
                           Aug 1997              0.34     350,000      350              -      119,650            -
                           Sept 1997             0.40   1,000,000    1,000              -      399,000            -
                           Sept 1997             0.34     350,000      350              -      119,650            -













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







                                  (Continued)

                                      F-12
            Imperial Petroleum Recovery Corporation and Subsidiary
                        (a development stage company)

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

The Company incurred a charge to accumulated deficit of $13,315 for the accretion on the redeemable common stock.

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

     10.   Revenue recognition - long-term contracts

     Revenue relating to contracts to construct oil-emulsion treatment equipment in the accompanying financial statements is recognized using the percentage-of-completion method and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. The revenue recognized is that portion of the total contract price that cost incurred to date bears to anticipated final total cost, based on current estimates of cost to complete.

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

            Imperial Petroleum Recovery Corporation and Subsidiary
                        (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         October 31, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     11.   Other revenue recognition

     Revenue is normally associated with lease and / or sale of MST units, and demonstration income for testing the technology at a customer site.

     Revenue on lease or rental equipment contracts is recognized straight line over the life of the contract, which generally consists of a monthly lease or rental fee and a monthly maintenance fee.

     Revenues associated with the demonstration units are earned based upon individual contracts negotiated by the Company on a case-by-case basis and generally consists of a demonstration fee and cost reimbursement.

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


NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company is still considered a development stage company, has generated limited revenue through October 31, 2001, and has sustained substantial losses from operations since inception. In addition, as of October 31, 2001, its current liabilities exceeded its current assets by $2,609,628, it had $752,500 of debt obligations that were past due, and it had a deficit accumulated during the development stage of $14,396,516. During fiscal year 2001, the Company used $1,406,259 of cash in operating activities, which was funded primarily through the issuance of debt, rather than provided by its operations.

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

     2.   Additional paid-in capital

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

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE H - REDEEMABLE COMMON STOCK

     In July 2001, a shareholder and former member of the Board of Directors purchased 200,000 shares of the Company's common stock and a Guaranteed Investment Contract from the Company for $100,000. The Guaranteed Investment Contract entitles the shareholder a 20X rate of return over a period of seven years ending in 2008 amounting to $2,000,000. The investment is secured by a third position lien on certain equipment of the Company. The Company may repay this investment, which matures on July 18, 2008, together with the related rate of return earned to that date, less the market value of the common stock at the repayment date, any time after July 18, 2002. These 200,000 shares are shown as Redeemable Common Stock on the balance sheet at October 31, 2001. The difference between the contract redemption amount and the purchase price is being accreted using the interest method over seven years. The accretion is added to the carrying value of the Redeemable Common Stock and results in an effective interest rate of approximately 44 percent.


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

            Imperial Petroleum Recovery Corporation and Subsidiary
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          October 31, 2001 and 2000


NOTE J - RELATED PARTY TRANSACTIONS - CONTINUED

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on April15, 2002.

                                 IMPERIAL PETROLEUM RECOVERY CORPORATION


                                 By: /s/ Henry H. Kartchner
Date: April 15, 2002                 Henry H. Kartchner
                                     CEO & Chairman of the Board
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)


                                 By: /s/ C. Brent Kartchner
Date: April 15, 2002                 C. Brent Kartchner
                                     President and Director


                                 By: /s/ Earl R. Stout II
Date: April 15, 2002                 Earl R. Stout II
                                     Vice President Finance


                                 By: /s/ Scott Jenson
Date: April 15, 2002                 Scott Jensen
                                     Secretary Treasurer








Page 22

























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

10.3 Purchase of Shares of Common Stock issued to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D of Maya LLC filed with the Commission on September 25, 1997).

10.4 Warrant for the Purchase of Shares of Common Stock dated December 11, 1997 issued to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on December 22, 1997).

10.5 Warrant for the Purchase of Shares of Common Stock dated March 11, 1998 issued by the Company to Maya LLC (incorpor-ated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on March 23, 1998.

10.6 Warrant for the Purchase of Shares of Common Stock exercisable as of July 11, 1998 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule
               13D/A of Maya LLC filed with the Commission of June 22, 1998).

10.7 Warrant for the Purchase of Shares of Common Stock dated December 8, 1998 issued by the Company to Maya LLC
               (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on December 18, 1998).

10.8 Warrant for the Purchase of Shares of Common Stock dated October 6, 1999 issued by the Company to the Howarth Family Trust (incorporated by reference to Exhibit 4 to the Schedule 13D of the Howarth Family Trust dated 10/1/87 filed with the Commission on June 13, 2001).

10.9 Loan Agreement between the Company and Treeview Investments Inc. dated as of July 27, 2001 (incorporated by reference to Exhibit 5 to the Schedule 13D/A of Paul Howarth filed with the Commission on August 13, 2001).

10.10 Amendment No. 1 dated July 27, 2001 to the Warrant for the Purchase of Shares of Common Stock dated December 11, 1997 issued by the Company to the Howarth Family Trust (incorpor-ated by reference to Exhibit 6 to the Schedule 13D/A of the Howarth Family Trust dated 10/1/87 filed with the Commission on August 13, 2001).