Form 10QSB/A
period 2002-01-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2002-07-25
CIK 1020448

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A


[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


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


There were 17,167,419 shares of the Registrant's $0.001 par value common stock outstanding as of July 17, 2002.

Note: We have amended our Form 10-QSB for the three month period ended January 31, 2002 to reflect changes to our condensed consolidated financial statements for expenses inadvertently recorded twice or omitted as a result of the transfer of our accounting function to our Houston operations. The material changes to our condensed consolidated financial statements consisted of decreasing cost of goods sold by $115,024, a decrease in rent expense of $13,231 and an increase in interest expense of $33,597 for an overall decrease in our net loss of $94,658.

                                TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                   Page

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of January 31, 2002
         and October 31, 2001 ................................     3-4

         Consolidated Statements of Operations for the
         Three Months Ended January 31, 2002 and 2001 and
         Cumulative Amounts Since Inception ..................     5

         Consolidated Statements of Cash Flows for the Three
         Months Ended January 31, 2002 and 2001 and Cumulative
         Amounts Since Inception .............................     6-8

         Notes to Consolidated Financial Statements ..........     9-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................     14-17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................     18

Item 2.  Changes in Securities and Use of Proceeds ...........     18

Item 3.  Defaults Upon Senior Securities .....................     18

Item 4.  Submission of Matters to a Vote of Security Holders .     18

Item 5.  Other Information ...................................     18

Item 6.  Exhibits and Reports on Form 8-K ....................     18

Signatures ...................................................     19

                       PART I.  FINANCIAL INFORMATION

ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS

                                            January 31, 2002  October 31, 2001
                                            ----------------  ----------------
                                               (Unaudited)       (Audited)

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                      $ 12,178         $    1,660
 Trade accounts receivable, no allowance
  considered necessary                              -               118,496
 Other receivables, related party                 15,500               -
 Inventory, net of reserve                          -                  -
 Prepaid expenses                                   -                 8,991
                                                --------         ----------
     Total current assets                         27,678            129,147

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of $400,255
 at January 31, 2002 and $399,644 at
 October 31, 2001 respectively                   795,436            836,096

OTHER ASSETS, net of accumulated
 amortization of $8,243 at January 31, 2002
 and $7,414 at October 31, 2001 respectively      69,770             78,029
                                                --------         ----------

                                                $892,884         $1,043,272
                                                ========         ==========



















                                  (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS (Continued)

                                            January 31, 2002  October 31, 2001
                                            ----------------  ----------------
                                               (Unaudited)       (Audited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITES
 Trade accounts payable                        $    897,676     $    914,791
 Other payables, related parties                     28,179           45,869
 Accrued liabilities                                603,291          450,203
 Deferred revenue                                   113,625           53,625
 Note payable related party                         936,049          900,115
 Current maturities of long term obligations        304,725          372,264
 Current maturities of capital lease obligations      2,121            1,908
                                               ------------     ------------
     Total current liabilities                    2,885,666        2,738,775

LONG TERM OBILGATIONS
 Notes payable, less current maturities           1,132,770        1,133,691
 Capital lease obligation, less current
  maturities                                          5,896            6,262
                                               ------------     ------------
     Total liabilities                            4,024,332        3,878,728

Redeemable common stock, par value $0.001;
 redemption value of $2,000,000; 200,000
 shares issued and outstanding                      126,112          113,315

STOCKHOLDERS' DEFICIT
 Common stock, par value $0.001; authorized
  100,000,000 shares; issued and outstanding
  16,967,419 shares                                  16,968           16,968
 Additional paid in capital                      11,430,777       11,430,777
 Deficit accumulated during the development
  stage                                         (14,705,305)     (14,396,516)
                                               ------------     ------------
     Total Stockholders' Deficit                 (3,257,560)      (2,948,771)
                                               ------------     ------------
                                               $    892,884     $  1,043,272
                                               ============     ============










The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                            Cumulative
                                             Amounts              For the three
                                              Since            months ended January 31,
                                            Inception          2002             2001
                                           ------------      ---------       ---------
Revenues                                   $  1,043,816      $  81,250       $ 162,766
Cost of goods sold                           (1,920,280)       (70,076)       (343,084)
                                           ------------      ---------       ---------
     Gross profit (loss)                       (876,464)        11,174        (180,318)

Operating expenses
 Selling, general and administrative          9,509,673        234,193         374,308
 Research and development-prototype           3,439,265           -             14,133
 Acquired research and development-prototype    349,500           -              -
 Loss on abandonment of leased facility         161,918           -              -
                                           ------------      ---------       ---------
                                             13,460,356        234,193         388,441
                                           ------------      ---------       ---------
     Loss from operations                   (14,336,820)      (223,019)       (568,759)
                                           ------------      ---------       ---------
Other
 Interest expense                              (547,385)       (85,473)        (37,558)
 Interest expense on beneficial
 conversion feature                             (13,250)          -               -
 Other income (expense), net                   (139,989)        12,500            -
                                           ------------      ---------       ---------
                                               (700,624)       (72,973)        (37,558)
                                           ------------      ---------       ---------
Loss before extraordinary item              (15,037,444)      (295,992)       (606,317)

Extraordinary item - gain on
 extinguishment of debt                         358,251           -               -
                                           ------------      ---------       ---------
     Net loss                              $(14,679,193)     $(295,992)      $(606,317)
                                           ============      =========       =========

Net loss per common share - basic and diluted

Loss before extraordinary item             $      (1.17)     $    (.02)      $    (.04)
Extraordinary item                                  .03           -               -
                                           ------------      ---------       ---------
     Net loss                              $      (1.14)     $    (.02)      $    (.04)
                                           ============      =========       =========

Weighted average common shares
outstanding - basic and diluted              12,829,157     17,167,419      16,866,756
                                           ============     ==========      ==========

The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
( a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                             Cumulative
                                              Amounts               Three months
                                               Since              ended January 31,
                                             Inception         2002            2001
                                            -------------    ---------      ---------
Increase (decrease) in cash and cash
equivalents
 Cash flows from operating activities
  Net loss                                  $(14,679,193)    $(295,992)     $(606,317)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities
    (Gain) loss on disposal of property
      & equipment                                  2,561       (12,500)          -
    Contributed capital for services
     rendered and liabilities paid               131,756          -            15,000
    Gain on extinguishment of debt              (358,251)         -              -
    Depreciation and amortization                449,280        41,489         42,623
    Non-cash charge associated with
     acquisition                                 349,500          -              -
    Loss on abandonment of leased facility       161,918          -              -
    Charges associated with stock issuances
     to employees, vendors, and related
     parties                                   1,061,800          -            12,030
    Non-cash expenses incurred by affiliate      661,677          -              -
    Non-cash interest expense on beneficial
     conversion feature on note payable to
     related party                                13,250          -              -
    Changes in assets and liabilities
     Trade accounts receivable                      -          118,496        (20,991)
     Other receivables, related party            (15,500)      (15,500)        (1,374)
     Prepaid expenses                               -            8,991          4,525
     Other assets                                (83,978)        7,430          5,848
     Trade accounts payable                    1,939,068       (17,115)       251,485
     Other payables, related parties              28,179       (17,690)           (69)
     Accrued liabilities                         612,369       153,088          3,664
     Deferred revenue                            113,625        60,000           (608)
                                            ------------     ---------      ---------
     Total adjustments                         5,067,254       326,689        312,133
                                            ------------     ---------      ---------
     Net cash provided by (used in)
      operating activities                    (9,611,939)       30,697       (294,184)
                                            ------------     ---------      ---------
Cash flows from investing activities
  Cash paid for acquisition                      (94,000)         -              -
  Purchases of property and equipment         (1,242,462)         -           (10,951)
  Proceeds from disposal of property and
   equipment                                      12,500        12,500            -
                                            ------------     ---------      ---------
     Net cash provided by (used in)
      investing activities                    (1,323,962)       12,500        (10,951)

                                    (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued


                                             Cumulative
                                              Amounts               Three months
                                               Since              ended January 31,
                                             Inception         2002            2001
                                            -------------    ---------      ---------
Cash flows from financing activities
 Proceeds from issuance of common stock
  and warrants                                  6,667,983         -              -
 Proceeds from issuance of notes payable,
  related parties                               1,443,299       35,934           -
 Principal payments on notes payable,
  related parties                                (238,514)        -              -
 Proceeds from issuance of long term
  obligations                                   3,640,377         -           562,250
 Principal payments on long term obligations     (662,468)     (68,460)          (721)
 Proceeds from guaranteed investment contract     100,000         -              -
 Principal payments on capital lease
  obligations                                      (2,598)        (153)          (269)
                                            -------------    ---------      ---------
     Net cash provided by (used in)
      financing activities                     10,948,079      (32,679)       561,260
                                            -------------    ---------      ---------
     Net increase in cash and cash
      equivalents                                  12,178       10,518        256,125

Cash and cash equivalents at beginning
 of period                                           -           1,660        171,822
                                            -------------    ---------      ---------
Cash and cash equivalents at end of period  $      12,178    $  12,178      $ 427,947
                                            =============    =========      =========

Supplemental disclosure of cash flow
information
 Cash paid during the period for interest   $     373,960    $   9,666      $   5,000
                                            =============    =========      =========

Noncash investing and financing activities

The following noncash activities occurred during the three month period ended January 31,

2002:

The Company incurred a charge to accumulated deficit of $12,797, for the accretions in value on redeemable common stock.

The Company sold $40,048 of fully depreciated property and equipment for proceeds for $12,500.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

Noncash investing and financing activities - continued

2001:

In December 2000, the Company issued 16,040 shares of its Common Stock to various employees as bonuses for the fiscal year 2000. The bonuses totaled approximately $12,030.

In December 2000, the Company issued 182,936 shares of Common Stock to a related party and stockholder in satisfaction of a 10% note payable in the amount of $50,033 plus accrued interest of $6,677. The Company recognized charges related to the beneficial conversion feature on this note payable to the related party. The beneficial conversion feature is determined by the difference between the market value of common stock and the conversion rate of the debt, limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period corresponding to the time restrictions on conversion of the debt into stock. For the period and cumulative from inception, the beneficial conversion resulted in a noncash charge recorded as additional interest expense of $13,250.






























The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES

1.  Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.
The results of operations for the three-month period ended January 31, 2002 are not necessarily indicative of the results for the fiscal year ending October 31, 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001.

2.  Organization and business activity

Imperial Petroleum Recovery Corporation and Subsidiary (a development stage company incorporated in Nevada) (the "Company") has been in the development stage since commencement of operations in fiscal year 1995 and is committed to developing and marketing a proprietary oil sludge remediation process and equipment (MST units) that use high energy microwaves to separate water, oil and solids. Company operations take place in Houston, Texas.

3.  Principles of consolidation and financial statement presentation

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiary, Petrowave Corporation. Significant intercompany transactions and balances have been eliminated in the consolidation.

4.  Inventories

Inventory is valued at lower of cost or market. Cost is determined using the first-in, first-out method and consists of the following:

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

5.  Certain reclassifications

Certain balances from the 2001 financial statements were reclassified to conform to the 2002 presentation.

6.  Revenue recognition - long term contracts

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

Contract costs include all direct and allocable indirect labor, benefits, and materials unique to or installed in the project, subcontractor cost allocations, including employee benefits and equipment expense. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. As long-term contracts extend over one year, revisions in cost and earnings estimates during the course of the work are reflected in the accounting period in which the facts that require the revision become known. Costs attributable to contract claims or disputes are carried in the accompanying balance sheets only when realization is probable. These costs are recorded at the lesser of actual costs incurred or the amount expected to be realized. It is reasonably possible that estimates by management related to contracts can change in the future.

Other revenue recognition

Revenue is normally recognized on the lease and / or sale of MST units, demonstration income for testing the technology at a customer site, or license revenue earned from issuing geographically specific licenses to market the MST technology.

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, which contemplates continuation of the Company as a going concern. However, the Company is a development stage company, has generated limited revenue through January 31, 2002 and has sustained substantial losses from operations since inception. In addition, as of January 31, 2002, its current liabilities exceeded its current assets by $2,857,988. In addition, the Company has generally used cash in, rather than provided cash from, its operations.

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

The Company has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

    * During late October 2001, the Company was introduced to Odyssey Capital LLC, a Houston organization noted for its ability to raise cash, develop Houston-based companies, and promote exciting oil-related opportunities to investors familiar with the unique requirements of the oil patch. A management and financing agreement is in place with Odyssey Capital, LLC to raise six million dollars in operating capital and to identify experienced petroleum industry executives to develop the Company's long term growth. Management has a high degree of confidence in the ability of this organization to secure the resources needed to refinance the Company beginning in the second quarter of fiscal year 2002.

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

    * The Company concluded an agreement with Tradewinds Oil and Gas Inc., a Houston based company, an entity in which a Board member has an equity investment and serves as a financial advisor, to license the MST technology for distribution throughout Indonesia. This agreement will assist the Company in entering the Asian market. The Company will receive a license fee covering the first two years of this agreement. Additional revenue will be earned by the Company based upon orders received for equipment to be delivered to Indonesia and on a revenue sharing formula included in this agreement.

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

NOTE C - LOSS PER COMMON SHARE

The following data show the shares used in computing net loss per common share:


                                  Cumulative
                                   amounts             Three months
                                    since            ended January 31,
                                  inception        2002           2001
                                  ----------    ----------     ----------

Common shares outstanding
 during the entire period               -       17,167,419     16,700,943
Weighted average common shares
 issued during the period         12,829,157          -           165,813
Weighted average number common
 shares used in basic EPS         12,829,157    17,167,419     16,866,756
Dilutive effect of stock
 options and warrants                   -             -              -
Weighted average number
 of common shares and
 dilutive potential common
 stock used in diluted EPS        12,829,157    17,167,419     16,866,756

The average shares relating to options, warrants and potentially convertible debt instruments granted and outstanding were not included in the computation options and diluted loss per share because their inclusion would have been antidilutive for all periods.

NOTE D - RELATED PARTY TRANSACTIONS

During the quarter ended January 31, 2002, the Company increased notes payable to stockholders by $35,934 for additional cashflow advances.

Warrants

At various dates during 1997 and 1998, the Company issued 11,375,000 warrants to a limited liability company (LLC) to purchase shares of its common stock. The initial exercise price of all of the LLC warrants was $1 per share and each warrant expires four years after the grant date. 3,500,000 warrants expired during the quarter ended January 31, 2002. Another 3,500,000 warrants expire on March 15, 2002 during the second quarter of this fiscal year, with the remaining 4,375,000 expiring in July and December of 2002.

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

IPRC worked closely with ExxonMobil Research and Engineering (EMRE) through October 2001 to improve the process for treatment, conditioning and separation of oil emulsions. Additionally, several series of tests were conducted under the joint observation of the Company and ONDEO-Nalco, a world leader in water treatment and process chemicals, to evaluate the effectiveness of the MST compared to applications of chemicals on various types of emulsions. Discussions and additional testing continue between the Company and ONDEO - Nalco.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

Revenue

During the three month period ended January 31, 2002, the Company recognized $81,250 in revenue compared to $162,766 in the same period of 2001. The first quarter revenue was comprised of funding from the Torrance MST 1000 lease.
The first quarter 2001 revenue was comprised of $81,250 lease revenue earned from leases of the MST-1000 and an additional $81,516 in non-recurring fees charged to reimburse set-up costs incurred by the Company to demonstrate the MST- 1000 at various locations that were not incurred in the quarter ended January 31, 2002.

Cost of Goods Sold and Gross Profit (Loss)

During the three month period ended January 31, 2002, the Company incurred $70,076 in costs that were specifically identified to contract revenue compared to $343,084 for the same period in the prior year, a decrease of $273,008. This net decrease was comprised of an increase of approximately $83,000 in costs to support and maintain leased equipment, a decrease of approximately $134,000 in costs to demonstrate the MST-1000 to potential customers and a decrease of approximately $107,000 in personnel costs. Management was able to reduce its personnel costs through a reduction in work force. Demonstration costs declined due to no scheduled demonstrations. Increased leased equipment costs were attributed to the Torrance MST system's centrifuge reliability issues. No incremental revenue was generated from that system for this additional support cost.

Selling, General and Administrative & Research and Development Expenses

Selling, general, and administrative expenses for the three-month period ended January 31, 2002 totaled $234,193 compared to $374,308 for same period in 2001. This decrease of $140,115 in general and administrative costs was primarily comprised of decreases of $147,000 in personnel related costs and $12,000 in insurance expense, offset by increases of $15,000 in legal fees and $16,000 in management fees. The Company incurred no research and development costs for the three-month period ended January 31, 2002 compared to $14,133 in the first quarter 2001.















Page 17


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Liquidity and Capital Resources

The Company's operations have been capital intensive. The Company has funded operations principally from the private placement of equity securities, primarily common stock, and a licensing agreement. As of January 31, 2002, the Company's aggregate current liabilities were $ 2,885,666 compared to $2,738,775 at October 31, 2001. At first quarter ended January 31, 2002, the Company had negative working capital of $2,857,988 compared to negative working capital of $2,609,628 at October 31, 2001.

The Company generated $30,697 in cash from operations during the first quarter of 2002, compared to using $294,184 in the first quarter of 2001. However, the cash generated resulted from the collection of outstanding receivables and extending the payment of accrued liabilities. Management's goal is to continue to fund operations through a combination of successfully raising between $5,000,000 and $6,000,000 in working capital through debt or equity transactions with Odyssey Capital, establishing a strong marketing support structure through the relationship with ONDEO Nalco, and issuing selective overseas territorial licensing arrangements to generate cash flow. Management believes that Odyssey Capital will be successful in identifying accredited sources for raising the proposed investment dollars. The plan involves a combination of short term financing (bridge loan) followed by issuance of preferred stock to the investors. A preferred stock offering will require shareholder approval prior to issuance of a new class of securities. However, there can be no assurances that sufficient funds can be raised to continue operations or that any sales of common or preferred stock will occur, or if they occur, that they would be completed on terms favorable to the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company has settled through mediation the claim against the Company brought by a former employee and previously reported in the Company's Form 10-KSB for the year ended October 31, 2001.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no changes in equity securities between October 31, 2001 and January 31, 2002:

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  None.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended January 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 22, 2002.

                                      IMPERIAL PETROLEUM RECOVERY CORPORATION


                                      By: /s/ Henry H. Kartchner
Date: July 22, 2002                       Henry H. Kartchner
                                          Chairman, CEO & Director
                                          (Duly Authorized Officer &
                                          Principal Financial Officer)