Form 10QSB
period 2002-04-30
IMPERIAL PETROLEUM RECOVERY CORP
filed 2002-07-25
CIK 1020448

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                   For the Quarterly Period Ended April 30, 2002

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

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                        Page
Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets as of April 30, 2002
          and October 31, 2001 ....................................      3-4

          Consolidated Statements of Operations for the Three
          and Six Months Ended April 30, 2002 and 2001 and
          Cumulative Amounts Since Inception ......................      5

          Consolidated Statements of Cash Flows for the Six
          Months Ended April 30, 2002 and 2001 and Cumulative
          Amounts Since Inception .................................      6-8

          Notes to Consolidated Financial Statements ..............      9-14

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .....................      15-18

                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .......................................      19

Item 2.   Changes in Securities and Use of Proceeds ...............      19

Item 3.   Defaults Upon Senior Securities .........................      19

Item 4.   Submission of Matters to a Vote of Security Holders .....      19

Item 5.   Other Information .......................................      19

Item 6.   Exhibits and Reports on Form 8-K ........................      19

Signatures ........................................................      20

                       PART I.  FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS

                                        April 30, 2002     October 31, 2001
                                        --------------     ----------------
                                          (Unaudited)          (Audited)

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                $   77,439          $    1,660
 Trade accounts receivable, no allowance      81,250             118,496
  considered necessary
 Other receivables, related party             63,000                -
 Inventory, net of reserve                      -                   -
 Prepaid expenses                              6,279               8,991
                                          ----------          ----------
     Total current assets                    227,968             129,147

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of $436,757
 at April 30, 2002 and $399,644 at
 October 31, 2001 respectively               761,177             836,096

OTHER ASSETS, net of accumulated
 amortization of $9,043 at April 30,
 2002 and $7,414 at October 31,
 2001 respectively                            69,097              78,029
                                          ----------          ----------
                                          $1,058,242          $1,043,272
                                          ==========          ==========



















                                 (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS (Continued)


                                        April 30, 2002     October 31, 2001
                                        --------------     ----------------
                                          (Unaudited)          (Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITES
 Trade accounts payable                  $    991,471        $    914,791
 Other payables, related parties               36,598              45,869
 Accrued liabilities                          739,855             450,203
 Deferred revenue                             173,625              53,625
 Notes payable related party                  938,512             900,115
 Bridge loan (Note E)                         271,837                -
 Current maturities of long-term debt
  obligations                                 204,453             372,264
 Current maturities of capital lease
  obligations                                   2,498               1,908
                                         ------------        ------------
     Total current liabilities              3,358,849           2,738,775

LONG TERM OBILGATIONS
 Debt obligations, less current
  maturities                                1,132,203           1,133,691
 Capital lease obligation, less current
  maturities                                    5,519               6,262
                                         ------------        ------------
     Total liabilities                      4,496,571           3,878,728

Redeemable common stock, par value
 $0.001; redemption value of
 $2,000,000; 200,000 shares issued
 and outstanding                              140,349             113,315

STOCKHOLDERS' DEFICIT
 Common stock, par value $0.001;
  authorized 100,000,000 shares;
  issued and outstanding 16,967,419
  shares                                       16,968              16,968
 Additional paid in capital                11,430,777          11,430,777
 Deficit accumulated during the
  development stage                       (15,026,423)        (14,396,516)
                                         ------------        ------------
     Total stockholders' deficit           (3,578,678)         (2,948,771)
                                         ------------        ------------
                                         $  1,058,242        $  1,043,272
                                         ============        ============




The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                  Cumulative
                                    Amounts           For the three              For the six
                                     Since          months ended April      months ended April 30,
                                   Inception        2002         2001          2002       2001
                                  ------------    ---------    ---------    ---------   -----------

Revenues                          $  1,362,209    $ 318,393    $  80,050    $ 399,643   $   242,815
Cost of goods sold                  (2,099,130)    (178,850)    (221,498)    (248,926)     (564,581)
                                  ------------    ---------    ---------    ---------   -----------
     Gross profit (loss)              (736,921)     139,543     (141,448)     150,717      (321,766)

Operating expenses
 Selling, general and adminis-
  trative                            9,898,296      388,623      521,298      622,816       895,619
 Research and development-
  prototype                          3,439,265         -          31,605         -           45,738
 Acquired research and
  development-prototype                349,500         -            -            -             -
 Loss on abandonment of
  leased facility                      161,918         -            -            -             -
                                  ------------    ---------    ---------    ---------   -----------
                                    13,848,979      388,623      552,903      622,816       941,357
                                  ------------    ---------    ---------    ---------   -----------
     Loss from operations          (14,585,900)    (249,080)    (694,351)    (472,099)   (1,263,123)

Other income (expense)
 Gain on extinguishment of debt        396,961       38,710         -          38,710          -
 Interest expense                     (643,896)     (96,511)     (49,505)    (181,984)      (87,063)
 Interest expense on beneficial
  conversion feature                   (13,250)        -            -            -             -
 Other income (expense), net          (139,989)        -          (1,336)      12,500        (1,323)
                                  ------------    ---------    ---------    ---------   -----------
Total other income (expense), net     (400,174)     (57,801)     (50,841)    (130,774)      (88,386)
                                  ------------    ---------    ---------    ---------   -----------
     Net loss                     $(14,986,074)   $(306,881)   $(745,192)   $(602,873)  $(1,351,509)
                                  ============    =========    =========    =========   ===========

Net loss per common share -
 basic and diluted

     Net loss                     $      (1.16)   $   (0.02)   $   (0.04)   $   (0.04)  $     (0.08)
                                  ============    =========    =========    =========   ===========
Weighted average common shares
 outstanding - basic and diluted    12,973,813   17,167,419   16,939,502   17,167,419    16,869,967
                                    ==========   ==========   ==========   ==========    ==========

The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                   Cumulative        Six months ended
                                                    Amounts              April 30,
                                                     Since       ------------------------
                                                   Inception        2002         2001
                                                  ------------   ---------    -----------
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities
  Net Loss                                        $(14,986,074)  $(602,873)   $(1,351,509)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    (Gain) loss on disposal of property &
     equipment                                           2,561     (12,500)         1,322
    Contributed capital for services rendered
     and liabilities paid                              131,756        -            32,100
    Gain on extinguishment of debt                    (396,961)    (38,710)          -
    Depreciation and amortization                      486,581      78,790         85,455
    Non-cash charge associated with acquisition        349,500        -              -
    Loss on abandonment of leased facility             161,918        -              -
    Charges associated with stock issuances
     to employees, vendors, and related parties      1,061,800        -            12,030
    Non-cash expenses incurred by affiliate            661,677        -              -
    Non-cash interest expense on beneficial
     conversion feature on note payable to
     related party                                      13,250        -              -
  Changes in assets and liabilities
    Trade accounts receivable                          (81,250)     37,246        (70,250)
    Other receivables, related party                   (63,000)    (63,000)           750
    Prepaid expenses                                    (6,279)      2,712         10,309
    Other assets                                       (84,105)      7,303          6,578
    Trade accounts payable                           2,032,863      76,680        177,095
    Other payables, to related parties                  36,598      (9,271)        (2,684)
    Accrued liabilities                                762,643     303,362         39,633
    Deferred revenue                                   173,625     120,000            592
                                                  ------------   ---------    -----------
     Total adjustments                               5,243,177     502,612        292,930
                                                  ------------   ---------    -----------
     Net cash used in operating activities          (9,742,897)   (100,261)    (1,058,579)
                                                  ------------   ---------    -----------
Cash flows from investing activities
 Cash paid for acquisition                             (94,000)       -              -
 Purchases of property and equipment                (1,244,704)     (2,242)       (62,518)
 Proceeds from disposal of property and equipment       12,500      12,500           -
                                                  ------------   ---------    -----------
     Net cash provided by (used in) investing
      activities                                    (1,326,204)     10,258        (62,518)



                                       (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

                                                   Cumulative        Six months ended
                                                    Amounts              April 30,
                                                     Since       ------------------------
                                                   Inception        2002         2001
                                                  ------------   ---------    -----------

Cash flows from financing activities
 Proceeds from issuance of common stock
  and warrants                                       6,667,983        -            47,500
 Proceeds from issuance of notes payable,
  related parties                                    1,445,763      38,397           -
 Principal payments on notes payable,
  related parties                                     (238,514)       -              -
 Proceeds from issuance of bridge loan                 271,837     271,837           -
 Proceeds from issuance of long term obligations     3,640,377        -         1,042,250
 Principal payments on long term obligations          (738,308)   (144,299)       (67,312)
 Proceeds from guaranteed investment contract          100,000        -              -
 Principal payments on capital lease obligations        (2,598)       (153)          (683)
                                                  ------------   ---------    -----------
     Net cash provided by (used in) financing
      activities                                    11,146,540     165,782      1,021,755

     Net increase (decrease) in cash and
      cash equivalents                                  77,439      75,779        (99,342)

Cash and cash equivalents at beginning of period           -         1,660        171,822
                                                  ------------   ---------    -----------
Cash and cash equivalents at end of period        $     77,439   $  77,439    $    72,480
                                                  ============   =========    ===========

Supplemental disclosure of cash flow information
 Cash paid during the period for interest         $    369,794   $   5,500    $    14,176
                                                  ============   =========    ===========

Noncash investing and financing activities:

The following noncash activities occurred during the six month period ended April 30:

2002:
The Company incurred a charge to accumulated deficit of $27,034, for the accretions in value on redeemable common stock.

During the second quarter of 2002, the Company paid $75,000 in full settlement of $100,000 in outstanding debt and $13,710 in accrued interest. As a result of this settlement, the Company recorded a gain on extinguishment of debt of $38,710. The remainder of the note and accrued interest were forgiven by the debt holder.

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

In December 2000, the Company issued 182,936 shares of Common Stock to a related party and stockholder in satisfaction of a 10% note payable in the amount of $50,033 plus accrued interest of $6,677. The Company recognized charges related to the beneficial conversion feature on this note payable to the related party. The beneficial conversion feature is determined by the difference between the market value of common stock and the conversion rate of the debt, limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period corresponding to the time restrictions on conversion of the debt into stock. For the period cumulative from inception, the beneficial conversion resulted in a noncash charge recorded as additional interest expense of $13,250.

































The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES

1.  Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.
The results of operations for the six-month period ended April 30, 2002 are not necessarily indicative of the results for the fiscal year ending October 31, 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001.

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

                                    April 30, 2002     October 31, 2001
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

6.  Revenue recognition   long term contracts

Revenue relating to contracts to construct crude oil sludge recovery equipment in the accompanying financial statements is recognized using the percentage-of-completion method and, therefore, takes into account the costs, estimated earnings and revenue to date on contracts not yet completed. The revenue recognized is that portion of the total contract price that cost incurred to date bears to anticipated final total cost, based on current estimates of cost to complete.

Contract costs include all direct and allocable indirect labor, benefits, and materials unique to or installed in the project, subcontractor cost allocations, including employee benefits and equipment expense. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. As long-term contracts extend over one year, revisions in cost and earnings estimates during the course of the work are reflected in the accounting period in which the facts that require the revision become known. Costs attributable to contract claims or disputes are carried in the accompanying balance sheets only when realization is probable. These costs are recorded at the lesser of actual costs incurred or expected amount realized. It is reasonably possible that estimates by management related to contracts can change in the future.

Other revenue recognition

Revenue normally consists of lease and / or sale of MST units, demonstration income for testing the technology at a customer site, or license revenue earned from issuing geographically specific licenses to market the MST technology.

Revenue on lease or rental equipment contracts is recognized straight line over the life of the contract according to contract terms, which generally consists of a monthly lease or rental fee and a monthly maintenance fee.

Revenues associated with the demonstration units are earned based upon individual contracts negotiated by the Company on a case-by-case basis. There were no revenues earned from demonstrations during first and second quarter FY 2002.

The Company also earns license fees and royalty revenue through the issuance of contractual licenses. License fees are recognized over the life of the contractual license and royalties are based on the terms of the royalty contact.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, which contemplates continuation of the Company as a going concern. However, the Company is a development stage company, has generated limited revenue through April 30, 2002 and has sustained substantial losses from operations since inception. In addition, as of April 30, 2002, its current liabilities exceeded its current assets by $3,130,881. The Company has generally used cash in, rather than provided cash from, its operations.

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

The Company has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

    * During late October 2001, the Company was introduced to Odyssey Capital LLC, a Houston organization noted for its ability to raise cash, develop Houston-based companies, and promote oil-related opportunities to investors familiar with the unique requirements of the oil patch. A management and financing agreement is in place with Odyssey Capital, LLC to raise between five million and six million dollars in operating capital and to identify experienced petroleum industry executives to develop the Company's long term growth.

    * During fiscal year 2001, the Company entered into an agreement to sell a MST-1000 to a refinery located in Africa. Revenue will be received based
upon a deliverable schedule.   As of April 30, 2002, the Company has
recognized 32 percent of the contract to date. The Company expects the customer to take delivery during the fourth quarter of fiscal year 2002, at which time 85% of the contract will be billed. The balance will be billed upon installation and initial operation in Africa.

    * The Company concluded an agreement with Tradewinds Oil and Gas Inc., a Houston based company, an entity in which a Board member has an equity investment and serves as a financial advisor, to market and license the MST technology for distribution throughout Indonesia and Singapore. This agreement will assist the Company in entering the Asian market. The Company will receive a license fee covering the first two years of this agreement. Additional revenue will be earned by the Company based upon orders received for equipment to be delivered to Indonesia and on a revenue sharing formula included in this agreement.

    * The Company has entered into discussions with Ondeo Nalco to utilize their marketing and technical resources to place MST units within their client base. Discussions are on going, but the marketing effort began during the quarter ended April 30, 2002. The Company anticipates developing this relationship to provide a significant external marketing effort for the lease and / or sale of MST units.

NOTE C - LOSS PER COMMON SHARE

The following data show the shares used in computing net loss per common share:

                                   Cumulative
                                     Amounts           Three Months              Six Months
                                      Since           ended April 30,          ended April 30,
                                    Inception        2002         2001        2002          2001
                                    ----------    ----------   ----------   ----------   ----------
Common shares outstanding
  during the entire period                -       17,167,419   16,700,943   17,167,419   16,700,943
Weighted average common shares
  issued during the period          12,973,813          -         238,559         -         169,024
                                    ----------    ----------   ----------   ----------   ----------
Weighted average common shares
  outstanding - basic and diluted   12,973,813    17,167,419   16,939,502   17,167,419   16,869,967
                                    ==========    ==========   ==========   ==========   ==========


All shares relating to all outstanding options, warrants and potentially convertible debt instruments as disclosed in Notes E and I of the Form 10K-SBA at October 31, 2001, were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for all periods.

NOTE D - RELATED PARTY TRANSACTIONS

During the quarter ended April 30, 2002, the Company increased notes payable to stockholders by $38,397 for additional cashflow advances.

Warrants

At various dates during 1997 and 1998, the Company issued 11,375,000 warrants to a limited liability company (LLC) to purchase shares of its common stock. The initial exercise price of all of the LLC warrants was $1 per share and each warrant expires four years after the grant date. 3,500,000 warrants expired during the quarter ended January 31, 2002. Another 3,500,000 warrants expired on March 15, 2002. An additional 3,500,000 warrants will expire on, July 1, 2002 with the remaining 875,000 warrants expiring on December 10, 2002.

NOTES E - BRIDGE LOANS

During March of 2002, the Company received $271,837 in proceeds from a temporary bridge loan from an investor, with an interest rate of 12 percent, to provide cashflow until the debt financing under a private placement started in March of 2002 with Odyssey Capital LLC could be completed. The temporary bridge loan is expected to be rolled into the private placement prior to its closing.

NOTES F - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No.145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Since the issuance of Statement 4, the use of debt extinguishment has become part of the risk management strategy of many companies, including the Company. These debt extinguishments do not meet the criteria for classifications as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and therefore, should not be classified as extraordinary after the adoption of SFAS No. 145. Adoption of SFAS No. 145 is required for fiscal years beginning after May 15, 2002, but earlier application is encouraged. The Company elected to adopt the provisions of SFAS No. 145 during the quarter ended April 30, 2002. The gain on extinguishment of debt totaling $38,710 for the three and six month periods ended April 30, 2002 and the cumulative amounts since inception of $396,961 previously reported as extraordinary have been reclassified to other income.

NOTE G - SUBSEQUENT EVENTS

In March of 2002, the Company initiated a private placement.   During May of
2002, a financing source on behalf of the Company completed the minimum funding requirement under the $2,000,000 private placement with Odyssey Capital. The Company received net proceeds from debt issuances of $787,837
through June 28, 2002.   The bridge loans are secured promissory notes bearing
interest at 12 percent, maturing December 16, 2002. The debt instruments are convertible at the option of the holder to $.001 par value common stock at $.20 per share (trading price during March of 2002). In the event of default, the interest rate on the debt increases to the maximum allowed by law in Texas (18 percent).

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

Overview

The second quarter of fiscal year 2002 saw a continuation of the activities
discussed in our 10-QSB for the 1st quarter (November 1, 2001   January 31,
2002). Management has focused on four areas: capitalization, technology improvement, marketing, and manufacturing.

Management worked to improve our cash position and sources of long-term capitalization. During late October 2001, management was introduced to a Houston organization, Odyssey Capital LLC., noted for its ability to raise cash, develop Houston-based companies, and promote oil-related opportunities to investors familiar with the unique requirements of the oil patch. Management has a high degree of confidence in the ability of this organization to provide the sources of funds to take advantage of opportunities for growth in fiscal year 2002. (See Note B to consolidated financial statements).

The Company and ExxonMobil Research and Engineering (EMRE) concluded the exclusive marketing agreement granted EMRE through October 2001. The Company and EMRE will continue to discuss and seek potential MST applications within the ExxonMobil organization, but on a non-exclusive basis.

Additionally, several series of tests were conducted under the joint observation of the Company and Ondeo Nalco, a world leader in water treatment and process chemicals, to evaluate the effectiveness of the MST compared to applications of chemicals on various types of emulsions. Discussions and additional testing continue between the Company and Ondeo Nalco. The Company is working with Ondeo Nalco to provide a world wide marketing agreement that is targeted to be concluded during the third quarter of fiscal 2002. Both organizations participated in joint marketing efforts for the MST during the second quarter of 2002.

The Company issued an exclusive license to Tradewinds Oil and Gas Inc., an entity in which a Board member has an equity investment and serves as a financial advisor, for marketing the MST in Singapore and Indonesia. Tradewinds immediately scheduled an extensive series of meetings for the third quarter of 2002 with management in Pertamina and refineries throughout Singapore and Indonesia. The Company also scheduled meetings with Ondeo Nalco, Singapore, for the same period and will be able to report on their results during our third quarter 10-QSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The Company markets its products primarily for the purpose of remediation of crude oil emulsions produced in connection with oil production and refining. There are approximately 694 oil refineries worldwide with 111 of these located in the United States. Each is a potential customer of the Company. We are emphasizing to the oil refineries around the world that through our developing relationship with Ondeo Nalco, the value of the MST process for inclusion in planned modifications and operational enhancements. Twenty-five of these refineries have been identified as high potential users for the MST process and are being targeted by our marketing team.

Ondeo Nalco and the Company entered into discussions during the last quarter of calendar year 2001 concerning developing a marketing relationship. The discussions continue into FY 2002, with the direction centered on partnering with Ondeo Nalco to utilize their marketing organization to introduce the MST to their client base. The Company concluded its exclusive marketing relationship with ExxonMobil, but they will continue to market the MST to their internal operations, while completing a series of technical evaluations.

The Company granted an exclusive geographically specific marketing and licensing agreement to Tradewinds Oil and Gas Inc., an entity in which a Board member has an equity investment and serves as a financial advisor. The Company will be responsible for making or having made the microwave separation technology equipment for each order placed. License payments have been received for this agreement. (See Note B to consolidated financial statements).

In July 2001, Kellogg Brown & Root (KBR) awarded the Company the contract to build and deliver its Microwave Separation Technology system (MST 1000) for a Bad Emulsion Treatment Package to be installed in their African construction project. This unit is under construction in Houston and progress payments from KBR have been received. The Company recognized $219,643 in revenue received from KBR for the quarter ended April 30, 2002. This unit is IPRC's second commercial system and reflects the slow, but deliberate acceptance of the microwave technology for emulsion separation within the petroleum and gas industry. (See Note B to consolidated financial statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations

Three months ended April 30, 2002 compared to three months ended April 30, 2001. Also, the six months ended April 30, 2002 compared to six months ended April 30, 2001.

Revenue

During the three-month period ended April 30, 2002, revenue increased $238,343 to $318,393 from $80,050 for the same period of 2001. Revenue recognized during the three-month period ended April 30, 2002 on the long-term contract for the Esso Chad Bad Emulsion Treatment Package project (Esso Chad project) accounted for $219,643 of the increase. The Company also recognized $17,500 in additional consulting fees on the MST lease and an increase in the lease revenue to $81,250 compared to $80,050 from the period ended April 20, 2001.

Revenue for the six-month period ended April 30, 2002 of $399,643 increased by $156,828 from the comparable six-month period ended April 30, 2001. The increase is attributable to the $219,643 in revenue recognized on the long-term contract and $18,700 in consulting fees and lease revenue for the six months ended April 30, 2002. This increase is offset by the fact that the Company did not recognize any demo revenue during the six months ended April 30, 2002 compared to $80,907 recognized in the six-month period ended April 30, 2001.

Cost of Goods Sold and Gross Profit (Loss)

During the three-month period ended April 30, 2002, the Company experienced a decrease of $42,648 in cost of goods sold from $221,498 for the period ended April 30, 2001 to $178,850. Cost of goods sold for the three-month period ended April 30, 2002 consisted of $178,850 in costs specifically related to the revenue recognized on the long-term contract on the Esso Chad project. Cost of goods sold incurred during the comparable period ended April 30, 2001 was related to the leased MST unit maintenance and MST unit demonstration.

The Company achieved a decrease of $315,655 in the cost of goods sold for the six month period ended April 30, 2002 to $248,926 from $564,581 for the comparable six-month period ended April 30, 2001. The decrease resulted from a decline in MST unit demonstration costs of $148,626, because there were no demonstrations during the first six months of fiscal year 2002. The remaining $167,029 decrease was primarily achieved by (1) decreasing equipment costs related to maintaining the MST unit under lease with ExxonMobil incurred during the six-months ended April 30, 2001 from $200,819 to $17,236, (2) reducing salaries and leased employee costs for maintaining the ExxonMobil unit from $154,676 during the six months ended April 30, 2001 to $0 for the six months ended April 30, 2002, (3) reducing depreciation expense of $36,847, and (4) decreasing expenditures on repair and maintenance of equipment by $20,985, offset by (5) the $178,850 in costs recognized on the Esso Chad project long-term contract and (6) an increase in equipment rental during 2002 of $52,840.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Cost of Goods Sold and Gross Profit (Loss) - Continued

For the three and six-month periods ended April 30, 2002, the Company experienced a gross profit of $139,543 and $150,717 respectively, compared to a gross loss of $(141,448) and $(321,766) respectively, for the comparable periods ended April 30, 2001. The improvement in the Company's gross profit was primarily the result of a decrease in personnel costs through work force reductions. In addition, the Company did not incur the costs for demonstrations and MST lease unit maintenance incurred during the six-month ended April 30, 2001, which significantly exceeded the amount of lease and demonstration revenue recognized for the period.

Selling, General and Administrative

Selling, general, and administrative expenses for the three-month and six-month periods ended April 30, 2002 totaled $388,623 and $622,816, respectively compared to $521,298 and $895,619 for same periods in 2001. This decrease of $132,675 and $272,803 respectively, in general and administrative costs was primarily comprised of a reduction in legal fees and salaries.

Research and Development Expenses

The Company incurred no research and development costs for the three and six-month periods ended April 30, 2002 compared to $31,605 and $45,738 in the three and six-month periods ended 2001.

Management's Discussion

Liquidity and Capital Resources

The Company's operations have been capital intensive. The Company has funded operations principally from the private placement of equity securities, primarily common stock, and from a licensing agreement. As of April 30, 2002, the Company's current liabilities were $3,358,849 compared to $2,738,775 at October 31, 2001. At April 30, 2002, the Company had negative working capital of $3,130,880 compared to negative working capital of $2,609,628 at October 31, 2001.

The Company continues to use cash in, rather than supply cash from, its operations. Its goal is to continue funding operations through a combination of successfully raising between $5,000,000 and $6,000,000 in working capital through debt and equity transactions arranged by Odyssey Capital, establishing a strong marketing support structure through the relationship with Ondeo Nalco, and issuing selective overseas territorial licensing arrangements to generate cash flow. Management believes that Odyssey Capital will be successful in identifying accredited sources for raising the proposed investment dollars. The plan involves a combination of short term financing (bridge loan) followed by issuance of preferred stock to the investors. However, there can be no assurances that sufficient funds can be raised to continue operations or that any sales of common or preferred stock will occur, or if they occur, that they would be completed on terms favorable to the Company.

                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company has settled through mediation the claim against the Company brought by a former employee and previously reported in the Company's Form 10-KSB for the year ended October 31, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no changes in equity securities between October 31, 2001 and April 30, 2002.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  None.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended April 30, 2002.

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