Form 10QSB
period 2002-07-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2002-09-25
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                  For the Quarterly Period Ended July 31, 2002


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


There were 17,167,419 shares of the Registrant's $0.001 par value common stock outstanding as of September 24, 2002.













                              TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets as of July 31, 2002
            and October 31, 2001 ....................................    3-4

            Consolidated Statements of Operations for the Three
            and Nine Months Ended July 31, 2002 and 2001 and
            Cumulative Amounts Since Inception ......................      5

            Consolidated Statements of Cash Flows for the Nine
            Months Ended July 31, 2002 and 2001 and Cumulative
            Amounts Since Inception .................................    6-8

            Notes to Consolidated Financial Statements ..............   9-15

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations .....................  16-18

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings .......................................     19

Item 2.     Changes in Securities and Use of Proceeds ...............     19

Item 3.     Defaults Upon Senior Securities .........................     19

Item 4.     Submission of Matters to a Vote of Security Holders .....     19

Item 5.     Other Information .......................................     19

Item 6.     Exhibits and Reports on Form 8-K ........................     19

Signatures  .........................................................     20

Certifications ......................................................     21

Exhibit Index .......................................................     22

                       PART I.  FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS

                                          July 31, 2002       October 31, 2001
                                          -------------       ----------------
                                           (Unaudited)            (Audited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $    256,412          $      1,660
  Trade accounts receivable, no allowance
   considered necessary                        236,991               118,496
  Other receivables, related parties           145,758                  -
  Inventory, net of reserve                       -                     -
  Prepaid expenses                               7,977                 8,991
                                          ------------          ------------
     Total current assets                      647,138               129,147

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $472,869
  at July 31, 2002 and $399,644 at
  October 31, 2001 respectively                736,879               836,096



OTHER ASSETS, net of accumulated
  amortization of $7,977 at July 31, 2002
  and $7,414 at October 31, 2001,
  respectively                                  68,069                78,029
                                          ------------          ------------
                                          $  1,452,086          $  1,043,272
                                          ============          ============















The accompanying notes are an integral part of these financial statements.

                                  (Continued)

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS (Continued)

                                          July 31, 2002       October 31, 2001
                                          -------------       ----------------
                                           (Unaudited)            (Audited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITES
  Trade accounts payable                  $  1,171,766          $    914,791
  Other payables, related parties               15,589                45,869
  Accrued liabilities                          820,336               450,203
  Deferred revenue                             158,625                53,625
  Notes payable, related parties               863,494               900,115
  Bridge loan (Note E)                       1,002,486                  -
  Current maturities of long-term debt
   obligations                                  60,715               372,264
  Current maturities of capital lease
   obligations                                   2,094                 1,908
                                          ------------          ------------
     Total current liabilities               4,095,105             2,738,775

LONG TERM OBILGATIONS
  Debt obligations, less current
   maturities                                1,130,839             1,133,691
  Capital lease obligation, less current
   maturities                                    4,817                 6,262
                                          ------------          ------------
     Total liabilities                       5,230,761             3,878,728

Redeemable common stock, par value
  $0.001; redemption value of
  $2,000,000; 200,000 shares issued
  and outstanding                              156,198               113,315

STOCKHOLDERS' DEFICIT
  Common stock, par value $0.001;
   authorized 100,000,000 shares;
   issued and outstanding 16,967,419
   shares                                       16,968                16,968
  Additional paid in capital                11,430,777            11,430,777
  Deficit accumulated during the
   development stage                       (15,382,618)          (14,396,516)
                                          ------------          ------------
     Total stockholders' deficit            (3,934,873)           (2,948,771)
                                          ------------          ------------
                                          $  1,452,086          $  1,043,272
                                          ============          ============





The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                               Cumulative
                                Amounts            For the three               For the nine
                                 Since          months ended July 31,       months ended July 31,
                               Inception         2002          2001          2002         2001
                              ------------    ----------    ----------    ----------    -----------
Revenues                      $  1,807,430    $  445,221    $   82,089    $  844,864    $   324,904
Cost of goods sold              (2,385,921)     (286,791)     (129,633)     (535,717)      (694,213)
                              ------------    ----------    ----------    ----------    -----------
   Gross profit (loss)            (578,491)      158,430       (47,544)      309,147       (369,309)

Operating expenses

 Selling, general and
  administrative                10,290,252       391,956       295,338    1,014,772       1,191,160

 Research and development-
  Prototype                      3,439,265          -           22,257         -             67,793
 Acquired research and
  development-prototype            349,500          -             -            -               -
 Loss on abandonment of
  leased facility                  161,918          -             -            -               -
                              ------------    ----------    ----------    ----------    -----------
                                14,240,935       391,956       317,595     1,014,772      1,258,953
                              ------------    ----------    ----------    ----------    -----------

Loss from operations           (14,819,426)     (233,526)     (365,139)     (705,625)    (1,628,262)

Other income (expense)
 Gain on extinguishment
  of debt                          396,961          -             -           38,710           -
 Interest expense                 (750,717)     (106,821)      (70,061)     (288,805)      (157,125)
 Interest expense on bene-
  ficial conversion feature        (13,250)         -          (13,250)         -           (13,250)
 Other income (expense), net      (139,989)         -             -           12,500         (1,323)
                              ------------    ----------    ----------    ----------    -----------
Total other income (expense),
 net                              (506,995)     (106,821)      (83,311)     (237,595)      (171,698)
                              ------------    ----------    ----------    ----------    -----------

   Net loss                   $(15,326,421)   $ (340,347)   $ (448,450)   $ (943,219)   $(1,799,960)
                              ============    ==========    ==========    ==========    ===========

Net loss per common share-
 basic and diluted

   Net loss                      $(1.17)       $(0.02)       $(0.03)        $(0.05)       $(0.11)
                                 ------        ------        ------         ------        ------

Weighted average common shares
 outstanding  - basic and
 diluted                        13,109,139    17,167,419    16,969,158    17,167,419     16,908,824
                              ------------    ----------    ----------    ----------    -----------

The accompanying notes are an integral part of these financial statements

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                         Cumulative
                                                           Amounts
                                                           Since        Nine months ended July 31,
                                                         Inception         2002           2001
                                                        ------------    -----------    -----------
Increase (decrease) in cash and Cash equivalents
 Cash flows from operating Activities
  Net loss                                              $(15,326,421)   $  (943,220)   $(1,799,960)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    (Gain) loss on disposal of property & equipment            2,561        (12,500)         1,323
    Contributed capital for services rendered
     and liabilities paid                                    131,756           -            35,170
    Gain on extinguishment of debt                          (396,961)       (38,710)          -
    Depreciation and amortization                            523,692        115,901        128,681
    Non-cash charge associated with acquisition              349,500           -              -
    Loss on abandonment of leased facility                   161,918           -              -
    Charges associated with stock issuances to
     employees, vendors, and related parties               1,061,800           -            12,031
    Non-cash expenses incurred by affiliate                  661,677           -              -
    Non-cash interest expense on beneficial conversion
     feature on note payable to related party                 13,250           -            13,250
    Changes in assets and liabilities
     Trade accounts receivable                              (236,991)      (118,495)           515
     Other receivables, related party                       (145,758)      (145,758)           750
     Prepaid expenses                                         (7,977)         1,014          9,644
     Other assets                                            (84,076)         7,332        (94,102)
     Trade accounts payable                                2,213,159        256,976        198,686
     Other payables, related parties                          15,589        (30,280)        11,632
     Accrued liabilities                                     843,124        383,843         86,347
     Deferred revenue                                        158,625        105,000           (247)
                                                        ------------    -----------    -----------
 Total adjustments                                         5,264,888        524,323        403,680
                                                        ------------    -----------    -----------
     Net cash used in operating activities               (10,061,533)      (418,897)    (1,396,280)

Cash flows from investing activities
 Cash paid for acquisition                                   (94,000)          -              -
 Purchases of property and equipment                      (1,256,518)       (14,056)       (84,421)
 Proceeds from disposal of property and equipment             12,500         12,500           -
                                                        ------------    -----------    -----------
     Net cash provided by (used in) investing
      activities                                          (1,338,018)        (1,556)       (84,421)

                                             (Continued)

The accompanying notes are an integral part of these financial statements.


                                                 6








IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

                                                         Cumulative
                                                           Amounts
                                                           Since        Nine months ended July 31,
                                                         Inception         2002           2001
                                                        ------------    -----------    -----------
Cash flows from financing activities
  Proceeds from issuance of common stock and warrants      6,667,983           -           157,500
  Proceeds from issuance of notes payable, related
   parties                                                 1,428,744         21,379        826,200
  Principal payments on notes payable, related parties      (296,514)       (58,000)          -
  Proceeds from issuance of bridge loan                    1,002,486      1,002,486           -
  Proceeds from issuance of long term obligations          3,640,377           -           467,250
  Principal payments on long term obligations               (596,860)        (2,852)      (133,222)
  Principal payments on short term obligations              (286,549)      (286,549)          -
  Proceeds from guaranteed investment contract               100,000           -              -
  Principal payments on capital lease obligations             (3,704)        (1,259)        (1,257)
                                                        ------------    -----------    -----------
     Net cash provided by financing activities            11,655,963        675,205      1,316,471
                                                        ------------    -----------    -----------

     Net increase (decrease) in cash and
      cash equivalents                                       256,412        254,752       (164,230)

Cash and cash equivalents at beginning of period                -             1,660        171,822
                                                        ------------    -----------    -----------
Cash and cash equivalents at end of period              $    256,412    $   256,412    $     7,592
                                                        ------------    -----------    -----------

Supplemental disclosure of cash flow information
  Cash paid during the period for interest              $    381,171    $    16,877    $    54,168
                                                        ------------    -----------    -----------
  Income taxes                                          $       -       $      -       $      -
                                                        ------------    -----------    -----------



                                            (Continued)
















The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)- Continued

Noncash investing and financing activities

The following noncash activities occurred during the nine month period ended July 31:

2002
----
The Company incurred a charge to accumulated deficit of $42,883, for the accretion in value on redeemable common stock.

In the nine month period of 2002, the Company paid $75,000 in full settlement of $100,000 in outstanding debt and $13,710 in accrued interest. As a result of this settlement, the Company recorded a gain on extinguishment of debt of $38,710. The remainder of the note and accrued interest were forgiven by the debt holder.

The Company sold $40,048 of fully depreciated property and equipment for proceeds of $12,500.

2001
----
In December 2000, the Company issued 16,040 shares of its Common Stock to various employees as bonuses for the fiscal year 2000. The bonuses totaled approximately $12,030.

In December 2000, the Company issued 182,936 shares of Common Stock to a related party and stockholder in satisfaction of a 10% note payable in the amount of $50,033 plus accrued interest of $6,677. The Company recognized charges related to the beneficial conversion feature on this note payable to the related party. The beneficial conversion feature is determined by the difference between the market value of common stock and the conversion rate of the debt, limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period corresponding to the time restrictions on conversion of the debt into stock. For the nine months ended July 31, 2001 and for the period cumulative from inception, the beneficial conversion resulted in a noncash charge recorded as additional interest expense of $13,250.















The accompanying notes are an integral part of these financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES

1.   Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.
The results of operations for the nine-month period ended July 31, 2002 are not necessarily indicative of the results for the fiscal year ending October 31, 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001.

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

4.   Inventories

Inventory is valued at lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists of the following:

                                         July 31, 2002     October 31, 2001
                                         -------------     ----------------
     Raw materials                         $260,000           $260,000
     Less reserve for net realizable
      value                                (260,000)          (260,000)
                                           --------           --------
     Total                                 $   -              $   -
                                           ========           ========

The recoverability of inventory is dependent upon the Company entering into agreements to lease the completed MST units.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES (Continued)

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

Other revenue recognition

Revenue consists of lease and / or sale of MST units, demonstration income for testing the technology at a customer site, or license revenue earned from issuing geographically specific licenses to market the MST technology.

Revenue on lease or rental equipment contracts is recognized straight line over the life of the contract according to contract terms, which generally consists of a monthly lease or rental fee and a monthly maintenance fee.

Revenues associated with the demonstration units are earned based upon individual contracts negotiated by the Company on a case-by-case basis. The Company did not earn revenues from demonstrations during the nine months ended July 31, 2002.

The Company can earn license fees and royalty revenue through the issuance of contractual licenses. License fees are recognized over the life of the contractual license and royalties are based on the terms of the royalty contact.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, which contemplates continuation of the Company as a going concern. The Company is in the development stage in which it has a limited amount of resources due to small amounts of capital. The Company believes its technology will continue to develop and provide sufficient resources and revenues to meet the Company's expectations. The Company has incurred substantial losses from operations since inception. In addition, as of July 31, 2002, its current liabilities exceeded its current assets by $3,447,967. The Company expects to overcome its losses from prior years and believes its efforts and technology will prove successful.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to obtain additional financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities.

The Company has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

   * During late October 2001, the Company was introduced to Odyssey Capital LLC, a Houston organization noted for its ability to raise cash, develop Houston-based companies, and promote oil-related opportunities to investors familiar with the unique requirements of the oil patch. A management and financing agreement is in place with Odyssey Capital, LLC to rise between five million and six million dollars in operating capital and to identify experienced petroleum industry executives to develop the Company's long term growth.

   * During fiscal year 2001, the Company entered into an agreement with ExxonMobil to sell a MST-1000 to a refinery located in Africa. The Company will use the percentage of completion method to recognize the revenue. As of July 31, 2002, the Company has recognized 57 percent of the contract to date. The Company expects the customer to take delivery during the fourth quarter of fiscal year 2002, at which time 85% of the contract will be billed. The balance will be billed upon installation and initial operation in Africa.

   * The Company entered an agreement with Tradewinds Oil and Gas Inc., a Houston based company, an entity in which a Board member has an equity investment and serves as a financial advisor, to market and license the MST technology for distribution throughout Indonesia and Singapore. The Company will receive a license fee covering the first two years of this agreement. Additional revenue will be earned by the Company based upon orders received for equipment to be delivered to Indonesia and on a revenue sharing formula included in this agreement.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE B - GOING CONCERN (Continued)

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

NOTE C - LOSS PER COMMON SHARE

The following data show the shares used in computing net loss per common share:

                              Cumulative
                               Amounts          Three Months             Nine Months
                                Since           ended July 31,            ended July 31,
                              Inception       2002         2001         2002         2001
                              ----------   ----------   ----------   ----------   ----------
Common shares outstanding           -      17,167,419   16,947,419   17,167,419   16,700,943
 during the entire period
Weighted average common
 shares issued during the
 period                       13,109,139         -          21,739         -         207,881
                              ----------   ----------   ----------   ----------   ----------
Weighted average common
 shares outstanding -
 basic and diluted            13,109,139   17,167,419   16,969,158   17,167,419   16,908,824
                              ----------   ----------   ----------   ----------   ----------

All shares relating to all outstanding options, warrants and potentially convertible debt instruments as disclosed in Notes E and I of the Form 10K-SB/A at October 31, 2001, were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for all periods.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE D - RELATED PARTY TRANSACTIONS

During the quarter ended July 31, 2002, the Company has increased its notes payable to stockholders.

Warrants

At various dates during 1997 and 1998, the Company issued 11,375,000 warrants to a limited liability company (LLC) to purchase shares of its common stock. The initial exercise price of all of the LLC warrants was $1 per share and each warrant expires four years after the grant date. 3,500,000 warrants expired during the quarter ended January 31, 2002. Another 3,500,000 warrants expired on March 15, 2002. An additional 3,500,000 warrants expired on, July 1, 2002 with the remaining 875,000 warrants expiring on December 10, 2002.

NOTES E - BRIDGE LOAN

During March of 2002, the Company received $271,837 in proceeds from a temporary loan from an investor, with an interest rate of 12 percent, to provide cashflow until the debt financing under a private placement started in March of 2002 with Odyssey Capital LLC could be completed. The temporary loan was rolled into the private placement prior to its closing. The current balance of the bridge loan as of July 31, 2002 is $1,002,486.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTES F - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No.145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Since the issuance of Statement 4, the use of debt extinguishment has become part of the risk management strategy of many companies, including the Company. These debt extinguishments do not meet the criteria for classifications as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and therefore, should not be classified as extraordinary after the adoption of SFAS No. 145. Adoption of SFAS No. 145 is required for fiscal years beginning after May 15, 2002, but earlier application is encouraged. The Company elected to adopt the provisions of SFAS No. 145 during the quarter ended April 30, 2002. The gain on extinguishment of debt totaling $38,710 for the nine month period ended July 31, 2002 and the cumulative amounts since inception of $396,961 previously reported as extraordinary have been reclassified to and included in other income.

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

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

Overview

During the third quarter of 2002, the Company was focusing on four areas: capitalization, technology improvement, marketing, and manufacturing.

Management has worked to improve our cash position and to develop sources of long-term capitalization. During late October 2001, management was introduced to a Houston organization, Odyssey Capital LLC., noted for its ability to raise cash, develop Houston-based companies, and promote oil-related opportunities to investors familiar with the unique requirements of the oil patch. Management has a high degree of confidence in the ability of this organization to provide the sources of funds to take advantage of opportunities for growth in fiscal year 2002. (See Note B to consolidated financial statements).

The Company and ExxonMobil Research and Engineering (EMRE) concluded the exclusive marketing agreement granted EMRE through October 2001. The Company and EMRE will continue to discuss and seek potential MST applications within the ExxonMobil organization.

Additionally, several series of tests were conducted under the joint observation of the Company and Ondeo Nalco, a world leader in water treatment and process chemicals, to evaluate the effectiveness of the MST compared to applications of chemicals on various types of emulsions. Discussions and additional testing continue between the Company and Ondeo Nalco. The Company is working with Ondeo Nalco to provide a world wide marketing agreement. Both organizations, have participated in joint marketing efforts for the MST.









                                   Continued

IMPERIAL PETROLEUM RECOVERY CORPORATION and SUBSIDIARY
(a development stage company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The Company issued an exclusive license to Tradewinds Oil and Gas Inc., an entity in which a Board member has an equity investment and serves as a financial advisor, for marketing the MST in Singapore and Indonesia. During the third quarter of fiscal year 2002, Tradewinds immediately scheduled an extensive series of meetings with management in Pertamina and refineries throughout Singapore and Indonesia. Tradewinds and the Company have also set up meetings with marketing and technical groups to help them solve their emulsion problems.

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

Ondeo Nalco and the Company entered into discussions during the last quarter of calendar year 2001 concerning developing a marketing relationship. The discussions continue into fiscal year 2002, with the direction centered on partnering with Ondeo Nalco to utilize their marketing organization to introduce the MST to their client base. The Company concluded its exclusive marketing relationship with ExxonMobil, but they will continue to market the MST to their internal operations, while completing a series of technical evaluations.

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

In July 2001, Kellogg Brown & Root (KBR) awarded the Company the contract to build and deliver its Microwave Separation Technology system (MST 1000) for a Bad Emulsion Treatment Package to be installed in their African construction project. This unit is under construction in Houston and progress payments from KBR have been received. The Company recognized $348,871 in revenue received from KBR for the quarter ended July 31, 2002. This unit is IPRC's second commercial system and reflects the slow, but deliberate acceptance of the microwave technology for emulsion separation within the petroleum and gas industry. (See Note B to consolidated financial statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations

Three months ended July 31, 2002 compared to three months ended July 31, 2001. Also, the nine months ended July 31, 2002 compared to nine months ended July 31, 2001.

Revenue

The Company increased their revenue in the third quarter for the three months ended from $82,089 in 2001 to $445,221 in the same period in 2002. Revenue recognized during the three-month period ended July 31, 2002 on the long-term contract for the Esso Chad Bad Emulsion Treatment Package project (Esso Chad project) accounted for $348,871 of the increase. The Company recognized lease revenue from its MST unit in Torrance, California of $81,250 compared to $82,089 from the period ended July 31, 2001. The Company also recognized revenue from licenses fees of $15,000 from the Tradewinds marketing agreement during the three month ended July 31, 2002. (None in 2001).

Revenue for the nine-month period ended July 31, 2002 of $844,864 increased by $519,960 from the comparable nine-month period ended July 31, 2001, which had $324,904 of revenues. The increase is attributable to the $568,614 in revenue recognized on the long-term contract from the Esso Chad Project and $17,500 in consulting fees and lease revenue for the nine months ended July 31, 2002. Also, during the nine-months ended July 31, 2002 the Company had $243,750 of MST lease revenue and had license revenue of $15,000 from the Tradewinds marketing agreement.

Cost of Goods Sold and Gross Profit (Loss)

During the three-month period ended July 31, 2002, the Company experienced an increase of $157,158 in cost of goods sold to $286,791 for the period ended July 31, 2002 from $129,633 during the same period ended in 2001. Cost of goods sold for the three-month period ended July 31, 2002 consisted of $286,536 in costs specifically related to the revenue recognized on the long-term contract on the Esso Chad project and also had costs of $255 for work on the MST unit in Torrance, California. Cost of goods sold incurred during the comparable period ended July 31, 2001 was related to the leased MST unit maintenance and MST unit demonstration.

The Company decreased total cost of good sold by $158,496 for the nine-month period ended July 31, 2002, which had costs of $535,717 compared to $694,213 for the same period during 2001. In the nine month period ended July 31, 2002 the Company had costs of $465,386 from the Esso Chad Project and $52,840 from equipment rental. The Company incurred costs of $17,236 from the ExxonMobil unit and had comparable to costs of $258,973 for the nine month period ended July 31, 2001. In comparison with the nine month period ended July 31, 2001 the Company had decreases achieved by (1) equipment costs related to maintaining the MST unit under lease with ExxonMobil incurred during the nine-months (2) reducing salaries and leased employee costs for maintaining the ExxonMobil unit (3) depreciation expense for lease equipment (4) decreasing expenditures on repair and maintenance of equipment and (5) equipment rental costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Cost of Goods Sold and Gross Profit (Loss) - Continued

For the three and nine-month periods ended July 31, 2002, the Company experienced a gross profit of $158,430 and $309,146 respectively, compared to a gross loss of $(47,544) and $(369,309) respectively, for the comparable periods ended July 31, 2001. The improvement in the Company's gross profit was primarily the result of the revenue from the Chad Project. In addition, the Company did not incur the costs for demonstrations and MST lease unit maintenance incurred during the nine-month ended July 31, 2001, which significantly exceeded the amount of lease and demonstration revenue recognized for the period.

Selling, General and Administrative

Selling, general, and administrative expenses for the three-month and nine-month periods ended July 31, 2002 totaled $391,956 and $1,014,772, respectively compared to $295,338 and $1,191,160 for same periods in 2001. This created an increase of $96,618 for the three month period and a decrease of $176,438 for the nine month period in selling, general and administrative costs. This was primarily comprised of management fees of $64,548, legal fees of $84,348 and salaries of $129,998.

Research and Development Expenses

The Company incurred no research and development costs for the three and nine-month periods ended July 31, 2002 compared to $22,257 and $67,793 in the three and nine-month periods ended 2001.

Liquidity and Capital Resources

The Company's operations have been capital intensive. The Company has funded operations principally from the private placement of equity securities, primarily common stock, proceeds from short and long term debt and from a licensing agreement. As of July 31, 2002, the Company's current liabilities were $4,095,105 compared to $2,738,775 at October 31, 2001. At July 31, 2002,
the Company had negative working capital of $3,447,967 compared to negative working capital of $2,609,628 at October 31, 2001.

The Company continues to use cash in, rather than supply cash from, its operations. Its goal is to continue funding operations by raising money for its working capital through debt and equity transactions arranged by Odyssey Capital, establishing a strong marketing support structure through the relationship with Ondeo Nalco, and issuing selective overseas territorial licensing arrangements to generate cash flow. Management believes that Odyssey Capital will be successful in identifying accredited sources for raising the proposed investment dollars. The plan involves a combination of short term financing (bridge loan) followed by issuance of preferred stock to the investors. However, there can be no assurances that sufficient funds can be raised to continue operations or that any sales of common or preferred stock will occur, or if they occur that they would be completed on terms favorable to the Company.

                          PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has settled through mediation the claim against the Company brought by a former employee and previously reported in the Company's Form 10-KSB for the year ended October 31, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no changes in equity securities between October 31, 2001 and July 31, 2002.

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

          10.1 Tradewinds Oil and Gas Inc., marketing and licensing agreement for Singapore and Indonesia, signed February 11, 2002 and effective May 1, 2002

         (99.1)    Certification of Chief Executive Officer Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                   Section 1350

         (99.2)    Certification of Chief Financial Officer Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                   Section 1350

The exhibits to this report are listed in the Exhibit Index, which appears immediately after the signature page.

(b)  Reports on Form 8-K.   The Company did not file any reports on Form 8-K
during the quarter ended July 31, 2002.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 2002.

                                     IMPERIAL PETROLEUM RECOVERY CORPORATION




                                     By: /s/ Henry H. Kartchner
Date: September 24, 2002                 Henry H. Kartchner
                                         Chairman, Director
                                         (Duly Authorized Officer &
                                         Principal Financial Officer


                                  Certifications

Certification Pursuant to 18 U.S.C. Section 1350,

As Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, C. Brent Kartchner. Certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Imperial Petroleum Recovery Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Imperial Petroleum Recovery Corporation as of, and for, the periods presented in this quarterly report.

Date: September 24, 2002               By: /s/ C. Brent Kartchner
                                          C. Brent Kartchner
                                          President and CEO

Certification Pursuant to 18 U.S.C. Section 1350,

As Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Henry H. Kartchner. Certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Imperial Petroleum Recovery Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Imperial Petroleum Recovery Corporation as of, and for, the periods presented in this quarterly report.

          Date: September 24, 2002          By: /s/ Henry H. Kartchner
                                                Henry H. Kartchner
                                                Chairman, Director
                                                (Duly Authorized Officer &
                                                Principal Financial Officer)




















































                                 Exhibit Index

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

  10.1 Tradewinds Oil and Gas Inc., marketing and licensing agreement for Singapore and Indonesia, signed February 11, 2002 and effective May 1, 2002.

  99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

  99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350