Form 10KSB
period 2002-10-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2005-12-01
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------


[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended October 31, 2004, the fiscal year ended October 31, 2003, and the fiscal year October 31, 2002.

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934


                         Commission file number: 0-21169


                     Imperial Petroleum Recovery Corporation
           (Name of small business issuer as specified in its charter)


           Nevada                                                 76-0529110
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                           1970 South Starpoint Drive
                              Houston, Texas 77032
               (Address of principal executive offices) (Zip Code)
         (281) 821-1110 (Issuer's telephone number, including area code)

         Securities Registered under Section 12 (b) of the Exchange Act:

                                      None

         Securities Registered under Section 12 (g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                                (Title of Class)

Check if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this report and no such disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended October 31, 2003, were approximately $607,933 and the fiscal year ended October 31, 2004, were approximately $30,200.

Based on the last sale price of $0.29 on October 25, 2005, the aggregate market value of shares of Common Stock held by non-affiliates was approximately $4,023,678.

As of November 22, 2005, 40,085,029 shares of the Company's common stock were outstanding.

Transitional small business disclosure format: |_| Yes |X| No

                                EXPLANATORY NOTE


     This Annual Report on Form 10-KSB is being filed with the Securities and Exchange Commission to cover our reporting requirements under the Securities Exchange Act of 1934 (the "1934 Act") for our combined fiscal years ended October 31, 2003 and October 31, 2004. We ceased filing our required reports under the 1934 Act following the fiscal year ended October 31, 2002 because our auditors at the time refused to complete our 2002 audit because they had not been paid their fees incurred in the preparation of the audit. Unfortunately, at that time we were unable to financially proceed with another audit, a prerequisite to the filing of our annual reports and hence, we felt we had no choice but to cease our reporting status. We are now working with our current auditors and legal counsel to file those documents with the SEC as are necessary to bring our company back into reporting compliance, including this comprehensive report on Form 10-KSB that includes our un-audited financials for fiscal year ended October 31, 2002 and audited financials for fiscal years ended October 31, 2003 and October 31, 2004.


                                      INDEX


PART I                                                                      PAGE

Item 1          Description of Business                                        1

Item 2          Description of Property                                        6

Item 3          Legal Proceedings                                              6

Item 4          Submission of Matters to a Vote of Security Holders            6


PART II

Item 5          Market for Common Equity and Related
                Stockholder Matters                                            7


Item 6          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           11


Item 7          Financial Statements                                          19

Item 8          Changes in and Disagreements with Accountants on              41
                Accounting and Financial Disclosure

Item 8A         Controls and Procedures                                       41

Item 8B         Other Information                                             42


PART III

Item 9          Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange
                Act                                                           44

Item 10         Executive Compensation                                        45


Item 11         Security Ownership of Certain Beneficial Owners and
                Management                                                    48

Item 12         Certain Relationships and Related Transactions                49

Item 13         Exhibits and Reports on Form 8-K                              51

Item 14         Principal Accountant Fees and Services                        53

                Signatures                                                    54

     This annual report contains forward-looking statements within the meaning of the federal securities laws, including statements concerning anticipated revenues, future marketing plans for the Company's microwave technology, and similar statements concerning anticipated future events and expectations that are not historical facts. The statements are subject to numerous risks and uncertainties, including the effects of economic conditions; the availability of capital; the dependence on key customers; competitive conditions; and the various risks associated with developing and marketing a new process/technology which could cause actual results to differ materially from those expressed in or implied by the statements herein. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

                                     PART I

ITEM 1  DESCRIPTION OF BUSINESS

General


     Imperial Petroleum Recovery Corporation (the "Company" or "IPRC"), with its wholly owned subsidiary Petrowave Corporation, is a Houston based public company that has patented microwave technology for use in petroleum and alternative energy applications, called Microwave Separation Technology ("MST"). IPRC's goal is to become a leader in developing and marketing innovative commercial radio frequency ("RF") energy applications that can be used within the petroleum and other industries to treat emulsions containing oil, water, and solids or in the production process to enhance process efficiency and improve our customers' end product.

     IPRC was founded in 1990 as a Nevada corporation, and since 1995 its primary business has been the development, marketing and distribution of MST. The Company's offices are located at 1970 South Starpoint Drive, Houston, Texas, and our phone number is (281) 821-1110. Our common stock currently trades Over-The-Counter (OTC) as a Pink Sheet stock under the symbol "IREC".

Products and Potential Products

     The Company currently offers MST to the oil field industry and is developing the use of MST in the marine industry and in the production of biodiesel. MST technology uses commercial radio frequencies to separate water and oil emulsions. Emulsions are homogenous mixtures of oil and water components (or other normally immiscible components).

     Oil and Gas Industry

     We have created four (4) MST systems to be used in the oil and gas industry, MST-1000, MST-2000, MST-4000 and MST-150, our self-contained mobile system. Produced oil contains water that is costly to transport and damaging to infrastructure. MST separates the water and oil emulsions, allowing the removal of the water and production of the oil. The MST system applies RF energy to the oil emulsion. The RF energy breaks the emulsion by preferentially heating the water inside the oil matrix. This facilitates separation by creating differences in surface tension and viscosity. After energy is applied, the material is pumped into a separation tank. If immediate separation is required, a centrifuge can be utilized.

     The separated oil is then pumped into holding tanks for shipment to customers. The separated water and sediments can be handled in accordance with the customer's environmental regulations.

     Each MST system is computer-controlled and contains all the elements needed to reclaim oil from oil emulsion and "rag layer" water located in refineries, tank storage and waste pits. In its initial refinery application, the MST system has been used to improve the efficiency of desalter operations. MST systems are modular and can be conjoined to handle larger capacity requirements as required by the customer. The MST 150 is a self-contained mobile unit that can be moved to a client's site to demonstrate the effectiveness of the large scale, MST 1000 series in resolving various emulsion or process applications.

     Each MST system includes the following components:

     o    A patented microwave applicator;
     o    A microwave transmitter;
     o    Waveguides and auto tuner;
     o    Instrumentation and computer automation;
     o    Pumps and drives;
     o    If required, a separation unit; and
     o    Safety monitors and failsafe interlocking system.

     The Company offers its products for sale or lease directly to end-users. The products may be offered to existing oil emulsion and sludge processors through geographically specific marketing partnerships.

     Marine Industry

     We currently have a patent pending for the use of MST in marine on board systems. The Marine Industry MST is under development to improve the efficiency of bilge water handling aboard large ships. Testing has been conducted employing the existing laboratory MST to treat bilge samples taken from several cruise ships ported in Galveston, Texas. Initial tests have been extremely successful in demonstrating the application of the MST to enhance the separation of existing on-board bilge water processing systems. While the Company intends to develop and/or refine marketing plans to penetrate the marine industry, MST use in the marine industry is in its early stages of development and there is no guarantee that it will be successful.

     Production of Bio-Diesel


     We currently have a patent pending for the use of MST in the production of biodiesel. Effective August 1, 2005, we licensed the use of MST in the production of biodiesel to Agribiofuels, LLC, a company in which we own an interest. Agribiofuels plans to build and operate a high-efficiency, cost effective 36 million gallon/year biodiesel production facility. IPRC has agreed to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating Microwave Separation Technology (MST) in the manufacture of biodiesel products. In connection with these services, commencing August 1, 2005, Agribiofuels shall pay IPRC a management fee equal to $75,000 per month through Dec. 31, 2005, and $120,000 thereafter during the development and construction period. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon throughput.

     Pure biodiesel contains no petroleum, is derived from many kinds of seed and vegetable oils produced in the U.S., and can be directly blended with fossil fuel diesel. When blended with petroleum diesel, the fuel can be readily used in diesel powered vehicles with no mechanical alterations to the engines. The exhaust from a vehicle that is switched to a biodiesel mixture immediately produces cleaner, healthier emissions, and biodiesel is the only alternative to fuel certified by the Environmental Protection Agency that fulfills the requirements of Section 211 (B) of the Clean Air Act.

     The 2005 Energy Policy Act has created a domestic renewable fuels utilization requirement of 8 billion gallons per year by 2012 with an intermediate goal of 4 billion gallons per year by 2008. The 2005 Energy Policy Act identifies specific groups of consumers who must comply with the Federal guidelines or face economic penalties in the form of lost or reduced tax credits, diverted budget appropriations, and possible fines, including:

     o    All state, federal and local government agencies,
     o    Large trucking companies,
     o    School districts with bus fleets,
     o Mass transit companies and contractors doing business with the Federal Government.

     In addition to the potential penalties for non-compliance, there will be incentives to producers, blenders and consumers who use alternative fuels.

     The U.S. consumes over 170 billion gallons of petroleum fuel annually. Of this amount, petroleum diesel accounts for about 40%, or 65 billion gallons. The Energy Act of 2005 mandates that each of these potential diesel customers must use a B20 blend (BXX - where the XX represents the % of biodiesel in the blended product formulation; the difference being the amount of petroleum diesel found in the blend). The most common biodiesel blend used today is referred to as B20, indicating a formulation of 20 percent biodiesel and 80 percent diesel. The B20 blend is the minimum blend percentage required to comply with all legislative mandates currently in effect.

     In response to the Federal Directives outlined in the US Energy Policy Act of 2005 and related legislation in the United States and the European Union, in fiscal year end 2005, the Company entered into laboratory and field trials to determine the value of employing its technology to enhance the throughput and settling times for existing bio-diesel production processes.


     The Company believes its MST can be added to existing bio-diesel production processes which can enable plants to increase its throughput rates by being able to turn a batch or semi-batch process into a continuous process. While the Company intends to develop and/or refine marketing plans to penetrate the biodiesel field, MST use in the production of biodiesel is in its early stages of development and there is no guarantee that it will be successful.


Research and Development


     In fiscal years 2000, 2001, 2002, 2003 and 2004, the Company incurred minimal research and development costs. IPRC restarted its research and development efforts as of January 2005 to identify other applications for microwave treatment of emulsions. It is currently broadening its petroleum industry focus to include recovered oil processors, bio-diesel process enhancements and maritime applications involving both the private and governmental sectors.

Marketing and Customers

     The Company has currently only leased one MST. However, there are more than 700 oil refineries worldwide with 149 of these located in the United States. Each is a potential customer of the Company. The Company's marketing strategy is to:

     o Strategically partner with a world-class engineering, manufacturing, marketing and distribution organization (e.g. Shaw Stone & Webster).
     o    Focus on commercialization of microwave technology
     o    Concentrate initially on the 45 refineries in Texas and Louisiana
     o    Execute existing pipeline of contacts and leads
     o Participate in the Federal Government's leadership in promoting through legislation, grant money and tax credits the development of alternative fuels, specifically bio-diesel.

     Between May 2002 and December 2004, IPRC licensed its MST technology for distribution thorough Indonesia and Singapore to Tradewinds Oil and Gas Inc.

     In August 2005, the Company granted Stone & Webster Management Consultants, Inc., a wholly-owned subsidiary of The Shaw Group, the right to fabricate and integrate all MST systems to be delivered to customers in and outside the United States in exchange for marketing and sales contributions in the fields of crude oil production, refining and transport, biodiesel and alternative fuels production, bilge water treatment and environmental clean up projects.

     In August 2005, the Company granted Agribiofuels, LLC a license to use the MST technology in the production of biodiesel. The Company has an ownership interest in Agribiofuels, which is in the business of providing biodiesel products to the energy industry. Agribiofuels, with the help of IRPC, plans to build and operate a high efficiency, low cost biodiesel production facility.


     While the Company intends to develop and/or refine marketing plans to penetrate these areas, it can provide no assurances that the MST or other products will be accepted in the production processes defined for these sectors.

Competition

     The Company's competitors are firms that employ heat, pressure, chemical and centrifuge processes to dispose of solid and oily non-hazardous oil field wastes. We believe that our products will compete with these products principally on the basis of improved and extended efficacy and reduction in environmental risks. The efficacy of applying microwaves to sludge problems has been well documented in a series of reports prepared for the Electric Power Research Institute/Center for Materials Production between 1992 and 1994 by
Carnegie Mellon Research Institute, (Reports CR-103872, CR-105736, and CR-109994, all focusing on Application of Microwave to Oil Water Sludge).

     We believe that our most significant competitors are fully integrated oil and gas processing companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with oil and gas industry companies. The Company's competitors are national, regional and local, including recognizable companies such as BJ Services, Baker Hughes and Nalco. The Company anticipates that it will face additional competition from new entrants that provide significant performance, price, creative or other advantages over those offered by the Company. Many of these competitors have greater name recognition and resources than the Company.

     Competition related to the development of alternative fuels, specifically hydrogen and biodiesel, is difficult to determine due to the nature of the areas of hydrogen and biodiesel fuel generation. According to Biodiesel Magazine, currently there are 42 biodiesel production facilities with stated capacity of 317 million gallons per year in the U.S. of which 8 are in Texas. The Company believes the requirements of the 2005 Energy Policy Act will cause a spike in demand that will far outpace supply for the next ten years and beyond. Already, biodiesel is the fastest growing renewable fuel in the U.S. Its growth rate has exceeded 100% during the last five years and the Company believes it will accelerate while the full implications of the 2005 Energy Policy Act are implemented.

     The  Company   believes   that  some  of  its  current   competitors   have
significantly  greater  resources,   experience  and  research  and  development
capabilities.


Protection of Intellectual Property

     The technology used in the MST process is proprietary. The Company has been issued three United States patents to protect its design, has 2 patent applications pending for the use of MST in the marine industry and in the production of biodiesel and may seek additional patents in the future. There can be no assurance that any future patent applications will result in patents being issued. Likewise, there can be no assurance that the Company's patents will afford protection against competitors with similar technology. In addition, there can be no guarantee that the patents will not be infringed upon, designed around by others, or challenged and held to be invalid or unenforceable. Proprietary rights relating to the Company's products and processes generally will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. In the absence of patent protection, competitors who independently develop substantially equivalent technology may adversely affect the Company's business.

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

Government Regulation

     The  Company's  products  are  subject  to  government  regulation  various federal, local, state and international laws and regulations relating to occupational health and safety and the environment including regulations from the U.S. Environmental Protection Agency. Failure to comply with these occupational health and safety and environmental laws and regulations or associated permits may result in the assessment of fines and penalties and the imposition of investigatory and remedial obligations. The Company believes that its products meet or exceed all applicable safety and environmental regulations. All units will be manufactured to meet United States, Canadian and European standards for construction and safety.

Employees

     As of November 1, 2005, the Company had five full-time employees and three part-time consultants.

ITEM 2          DESCRIPTION OF PROPERTY

     The Company leases a 10,000 square foot facility that houses the Company's corporate offices, test facility and manufacturing divisions in Houston, Texas under a lease that originally expired in March of 2005. The lease payment for this space was approximately $6,300 per month. The Company renewed the lease for one year. The renewed lease expires in March 2006 and has a reduced monthly lease fee of $5,950.


ITEM 3          LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding and, to management's knowledge; no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fiscal years ended October 31, 2002, October 31, 2003 or October 31, 2004.

                                     PART II

ITEM 5          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the OTC Bulletin Board Pink Sheet market under the symbol "IREC." The following table sets forth the range of high and low bid quotations for the Company's Common Stock for each of the quarters within the last three fiscal years:

     Fiscal Year 2004                           Low             High
     ----------------                           ---             ----

     First Quarter (11/1/03-1/31/04)          $ 0.06           $ 0.12
     Second Quarter (2/1/04-4/30/04)          $ 0.04           $ 0.13
     Third Quarter (5/1/04-7/31/04)           $ 0.10           $ 0.15
     Fourth Quarter (8/1/04-10/31/04)         $ 0.09           $ 0.12

     Fiscal Year 2003                           Low             High
     ----------------                           ---             ----

     First Quarter (11/1/02-1/31/03)          $ 0.13           $ 0.35
     Second Quarter (2/1/03-4/30/03)          $ 0.18           $ 0.20
     Third Quarter (5/1/03-7/31/03)           $ 0.05           $ 0.20
     Fourth Quarter (8/1/03-10/31/03)         $ 0.05           $ 0.11

     Fiscal Year 2002                           Low             High
     ----------------                           ---             ----

     First Quarter (11/1/01-1/31/02)          $ 0.18           $ 0.30
     Second Quarter (2/1/02-4/30/02)          $ 0.15           $ 0.76
     Third Quarter (5/1/02-7/31/02)           $ 0.22           $ 0.69
     Fourth Quarter (8/1/02-10/31/02)         $ 0.18           $ 0.40

     Fiscal Year 2001                           Low             High
     ----------------                           ---             ----

     First Quarter (11/1/00-1/31/01)          $ 0.75           $ 2.00
     Second Quarter (2/1/01-4/30/01)          $ 0.80           $ 1.48
     Third Quarter (5/1/01-7/31/01)           $ 0.40           $ 0.89
     Fourth Quarter (8/1/01-10/31/01)         $ 0.15           $ 0.48

     The quotations in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The market for Company common stock is limited, sporadic and highly volatile.

Holders

     As  of  November,   15,  2005,  there  were  approximately  700  registered
shareholders of the Company's common stock.

Dividends

     The Company has not paid cash dividends to date, and does not expect to pay any cash dividends in the foreseeable future. The Company intends to retain any earnings to finance its future growth.

Equity Compensation Plan Information

     In 1999, the Company granted 210,000 stock options to employees with an exercise price of $0.43 per share. The options vested immediately and expired in 2004. During fiscal 2002, 6,977 of these shares were exercised and the remaining options expired in January 2004.

     In 2002, the board authorized the Company's 2002 Stock Option and Incentive Plan ("2002 Option Plan") under which up to 6,250,000 shares of the Company's common stock may be issued. Under the 2002 Option Plan, incentive and nonqualified stock options could be granted to employees, directors and consultants of the Company. Awards under the 2002 Plan were granted as determined by the Company's Board of Directors. The options granted pursuant to the 2002 Option Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The terms of the options granted under the 2002 Option Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date. Stock options may be granted at an exercise price determined by the Company's Board of Directors. Vesting rights will be fixed by the Company's Board of Directors.

     Pursuant to the 2002 Option Plan, the Company was required to receive stockholder approval of the plan by November 1, 2003. If the stockholders failed to approve the 2002 Option Plan by November 1, 2003, any awards issued under the plan would be null and void. Due to the Company's financial condition in fiscal 2003, a stockholder's meeting was never held and the plan was never approved, and therefore, all options granted under the 2002 Option Plan became null and void on November 1, 2003. Pursuant to the 2002 Option Plan, the board issued options to purchase 3,335,000 shares of the Company's common stock at $0.20 per share, of which 1,650,000 vested immediately. In June of 2003, the Company's employees were terminated and the unvested options to issue 1,685,000 shares of the Company's common stock were cancelled. As of November 1, 2003, all of the awards under the 2002 Option Plan became null and void because the Company failed to receive stockholder approval.

     In April 2004, the board of directors authorized a Restricted Stock Program to provide up to 7,754,120 shares of the Company's common stock to the Company's employees and officers. Awards under the Restricted Stock Program are granted as determined by the Company's board of directors. In April 2004, the Company agreed to issue 2,000,000 shares of the Company's common stock to certain employees and officers upon the closing of a $1,500,000 fundraising. As of October 31, 2004, the closing of the fundraising was not complete and therefore, none of the 2,000,000 shares were vested.

     The following tables set for the Company's common stock issuable to employees pursuant to the above plans for the fiscal years ended October 31, 2002, October 31, 2003 and October 31, 2004.

As of October 31, 2002:

                                                                                      Number of Securities
                                                                                    Remaining Available for
                             Number of Securities                                    Future Issuance Under
                               To be Issued Upon            Weighted Average          Equity Compensation
                            Exercise of Outstanding        Exercise Price of            Plans (Excluding
                             Options, Warrants and        Outstanding Options,             Securities
                                    Rights                Warrants and Rights        Reflected in Column A)
  Plan Category                      (A)                         (B)                         (C)
  -------------                      ---                         ---                         ---

Equity Compensation
Plans Approved by

Security Holders                        -                           -                           -


Equity Compensation
Plans Not Approved by
Security Holders                  203,023                       $0.43                           -
                          ------------------------------------------------------------------------------------
Total                             203,023                       $0.43                           -
                          ====================================================================================



As of October 31, 2003:

                                                                                      Number of Securities
                                                                                    Remaining Available for
                             Number of Securities                                    Future Issuance Under
                               To be Issued Upon            Weighted Average          Equity Compensation
                            Exercise of Outstanding        Exercise Price of            Plans (Excluding
                             Options, Warrants and        Outstanding Options,             Securities
                                    Rights                Warrants and Rights        Reflected in Column A)

 Plan Category                        (A)                         (B)                         (C)
 -------------                        ---                         ---                         ---

Equity Compensation
Plans Approved by
Security Holders                        -                           -                           -


Equity Compensation
Plans Not Approved by
Security Holders                3,553,023                       $0.22                   4,600,000
                          ------------------------------------------------------------------------------------
Total                           3,553,023                       $0.22                   4,600,000
                          ====================================================================================

As of October 31, 2004:

                                                                                      Number of Securities
                                                                                    Remaining Available for
                             Number of Securities                                    Future Issuance Under
                               To be Issued Upon            Weighted Average          Equity Compensation
                            Exercise of Outstanding        Exercise Price of            Plans (Excluding
                             Options, Warrants and        Outstanding Options,             Securities
                                    Rights                Warrants and Rights        Reflected in Column A)

Plan Category                         (A)                         (B)                         (C)
-------------                         ---                         ---                         ---

Equity Compensation
Plans Approved by
Security Holders                        -                           -                           -


Equity Compensation
Plans Not Approved by
Security Holders                2,000,000                       $0.00                   5,754,120
                          ------------------------------------------------------------------------------------
    Total                       2,000,000                       $0.00                   5,754,120
                          ====================================================================================

Recent Sales of Unregistered Securities

     In October 1999, the Company issued a warrant to a trust to purchase 1,116,071 shares of its common stock. The initial exercise price of this warrant was $3 per share and expires in October 2003. These warrants all specify that the rights of the warrant holders are entitled to "full ratchet" anti-dilution adjustments in the event the Company issues shares of common stock or securities convertible into or exchangeable for common stock at a price per share less than the warrant exercise price. The Company found that this anti-dilution adjustment was triggered and the Company adjusted the warrant from 1,116,071 at $3.00 to 16,741,065 at $.20. During 2003 the trust settled and cancelled the agreement with the Company by accepting 1,700,000 shares of the Company's common stock.

     In May 2001, the company issued a warrant to purchase 108,850 shares of common stock to two vendors for value received as consulting services. The warrants had an exercise price of $3.00 per share and expired in May 2004.

     During fiscal years 2002 and 2003, the Company issued to an investor secured convertible promissory notes with an aggregate principal value of $1,725,417. The notes bear interest at a rate of 12 percent per annum and matured on December 16, 2002. The note agreement governing the terms of the notes was amended to extend the maturity date to December 31, 2004. The principal and interest on the notes may be converted at the option of the holder into shares of common stock at a conversion price of $0.20 per share. Upon an event of default, the notes begin to accrue interest at a maximum rate of eighteen percent (18%) per annum. Effective January 1, 2005, the notes were converted into 11,101,900 shares of stock.

     On November 1, 2003, pursuant to the 2002 Option Plan, the Company issued options to purchase 3,350,000 shares of the Company's common stock at $0.20 per share to seven (7) employees. Options to purchase 1,650,000 vested immediately, the remaining vested equally on November 1, 2004 and November 1, 2005. As of November 1, 2003, all the options were null and void because the 2002 Option Plan never received shareholder approval.

     In September, 2004, the Company issued 250,000 shares of stock and agreed to pay $15,000 in cash over six months in settlement of an accounts payable balance of $91,236.

     In October 2004, the Company issued a 3 year 7.5% note payable for $96,315 and issued 330,879 shares of stock in settlement of $193,095 accounts payable balance with a vendor.

     Also in October 2004 the Company issued 1,397,389 shares of common stock and paid $50,000 in settlement of a note payable to a related party in which the Company retired $239,500 of debt and accrued interest of $254,574.

     During fiscal year 2004 the Company issued to investors secured convertible note subscription agreements with generated cash flows of $1,125,000. The subscription agreements bear interest at a rate of 12 percent per annum and after the agreements were executed into promissory notes in fiscal 2005 they mature on various dates in fiscal 2007. The notes are convertible at $0.15 per share. Maturity dates are May 26, June 1, and July 26, 2007. The purchasers of the convertible notes will be issued warrants for the purchase of the Company's stock. The warrants vest immediately upon grant and have a weighted-average remaining contractual life of 3 years. The exercise price of the warrants is $.15 and they expire during fiscal year 2008. In accordance with the terms sheet, the warrants will be issued when the definitive loan agreements are signed. The loan agreements were not signed until 2005, therefore the warrants were not issued until 2005.

     During Fiscal year 2004 the Company agreed to issue 2,000,000 of restricted stock to participating officers and employees with a weighted average fair market value of $.10 per share, but have not issued any shares as of October 31, 2004.

     Each issuance was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

Critical Accounting Policies

     Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

     In December 2003, the SEC issued Staff Accounting Bulleting (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

Overview

     The Company currently offers MST to the oil field industry and is developing the use of MST in the marine industry and in the production of bio-diesel. MST technology uses commercial radio frequencies to separate water and oil emulsions. In 2002 and 2003, the Company focused primarily on various fund raising efforts. During 2002 and 2003, the Company's only operations were the shipment and set up of a MST-1000 to Kellogg Brown & Root/Exxon Mobil for use in the Esso's oil field gathering facility located in Africa and leasing certain equipment to third parties. . The unit shipped for use in Esso's oil field was IPRC's second commercial system and reflects the slow acceptance of the use of microwave technology in separating emulsion within the petroleum and gas industry. Due to the Company's financial condition, in June 2003, the Company terminated all of 7 its employees. Since June 2003, the Company has re-hired 4 employees.

     In January 2004, the Company's internal management team changed significantly. Henry Kartchner resigned as Chairman and CEO and C. Brent Kartchner resigned as President. The Board of Directors appointed Alan Springer as Chairman and CEO and Edward Gaiennie as the Chief Financial Officer. The new management of the Company created and began implementing a business model consisting of five (5) critical areas:

     1.   Raising Additional Capital
     2.   Settle Prior Obligations
     3.   Bring SEC Filings Up-To-Date
     4.   Establish Strategic Relationships
     5.   Develop New MST Applications

     Raising Additional Capital. Finding and securing working capital was the first step in the business model. The Company was able to raise $1,125,000 during the fiscal year ended October 31, 2004 and by April 1, 2005, $1.5 million had been raised. These dollars were utilized to keep the company operational.

     Settle Prior Obligations. The Company decided to request some of the Company's investors restructure their debt obligations. As of October 31, 2003, the Company had $873,494 in notes payable. During fiscal 2004, the Company was able to settle $498,494 of the outstanding notes payable for $250,000 and 1,397,389 shares of restricted common stock of the Company. The Company was able to settle $284,331 of outstanding accounts payable for $15,000 in cash, a 3 year 7.5% notes payable for $96,315 and 330,879 shares of the Company's common stock. Lastly, in fiscal 2004, the Company was able to pay off a $22,475 note payable to a related party by assigning the note holder $18,000 of our notes receivable. In addition in fiscal 2005, the Company was able to settle $2,300,000 of outstanding obligations for 14,737,105 shares of restricted stock of the Company (see subsequent events).

     Establish Strategic Relationships. In 2004, the Company began looking for a strategic partner who could be the Company's global provider of turnkey, value-added engineering design, procurement, construction, maintenance, and operations services supporting the petrochemical, refining and gas processing industries. In fiscal 2005, the Company entered into a Strategic Marketing, Manufacturing and Technology Licensing Agreement with a subsidiary of a Fortune 500 organization with over 18,000 employees strategically located around the world, to fabricate and integrate all MST systems to be delivered to customers in and outside the United States in exchange for marketing and sales contributions in the fields of crude oil production, refining and transport, biodiesel and alternative fuels production, bilge water treatment and environmental clean up projects.

     This relationship is continuing to expand and the Company hopes to receive significant support from the involvement of our strategic partner members on its business development team.

     Develop New MST Applications. The Company has identified additional technical opportunities for its MST in applications involving biodiesel, bilge water, and environmental hydrocarbon clean-up. A test is currently being conducted to validate the impact of the MST on increasing the biodiesel production process, thus adding production capacity to existing operations. In addition to biodiesel, the Company has continued to evaluate the opportunities for introducing the MST into the marine industry's bilge water treatment process.

     In June 2004, IPRC entered into a security deposit payment forbearance agreement with the successor in interest to Mobil Technology Company in connection with the marketing agreement entered into in October 1999 with Mobil Technology Company ("MTC"). Pursuant to the 1999 agreement, MTC provided IPRC a $1,000,000 security deposit, which IPRC was to repay on August 10, 2003. Pursuant to the forbearance agreement, if the Company entered into a contract for the sale, or license of one or more MST units by October 31, 2004, the Company was obligated to payoff the security deposit in six (6) quarterly installments. If IPRC fails to enter into a contract for the sale, or license of one or more MST units by October 31, 2005 or fails to payoff the security deposit by December 31, 2005, then IPRC shall accrue interest on the unpaid security deposit plus any accrued interest, at a rate equal to the prime rate of Citibank (New York) at the close of business on the last business day of the calendar year immediately preceding each respective year plus 4%. As of November 22, 2005, the Company had not entered into a contract for the sale, or license of one or more MST units and the Company has not made any installments. Therefore, the Company is currently in default under the forbearance agreement; however, the successor to MST has not made any demands.

Recent Developments

     Pursuant to management's current business plan, in January 2005, the Company converted the principal and accrued but unpaid interest totaling $2,309,008 of that certain bridge loan executed in May 2002 in favor of IPRC Bridge, L.P. for 11,101,900 shares of the Company's common stock. Additionally, in January 2005, the Company was able to convert the principal and accrued but unpaid interest totaling $742,538 of that certain note executed in February 2001 in favor of Maya, LLC for 2,953,2058 shares of the Company's common stock.

     In April 2005, the Company terminated and settled that certain Guaranteed Investment Contract ("GIC"), dated July 18, 2001, executed by and between the Company and an investor who is a former member of the Company's board. Pursuant to the GIC, the investor provided the Company with an initial investment of $100,000. In return the Company issued the investor 200,000 shares of the Company's common stock and was promised to pay the investor $2,000,000 on July 18, 2008. In consideration of the termination and settlement of the GIC, the Company issued the investor an addition 682,301 shares of the Company's common stock, which was the equivalent of the $100,000 initial investment and interest accrued at 12% per annum from July 18, 2001 until April 2005 converted into shares of the Company's common stock.

     Between May and August of 2005, the Company executed notes and issued warrants for the subscription agreements the Company had been receiving since April 2004. The total principal amount of the notes is $2,175,000, of which $1,125,000 was attributable to note subscriptions received in fiscal 2004. The notes accrue interest at 12% per annum and the total principal plus interest is due and payable in 2007. The notes are secured by a majority of the Company's assets, including the Company patents and pending patents. The investors may convert the outstanding balance and any accrued but unpaid interest on the notes at an exercise price of $0.15 per share. In addition, the Company granted the investors certain piggyback registration rights for the shares issuable upon the conversion of the notes. Lastly, in connection with the notes, the Company issued warrants to purchase 7,250,000 shares of the Company's common stock at an exercise price of $0.15 per share and expire on a staggered basis in fiscal year 2008.

     In August 2005, the Company granted Stone & Webster Management Consultants the right to fabricate and integrate all MST systems to be delivered to customers in and outside the United States in exchange for marketing and sales contributions in the fields of crude oil production, refining and transport, biodiesel and alternative fuels production, bilge water treatment and environmental clean up projects. In addition the Company granted Agribiofuels, LLC, a company partially owned by IPRC a license to use the MST technology in the production of biodiesel.



Results of Operations

Comparison of fiscal years ended October 31, 2004 and 2003

     Revenue. Revenue decreased 95%, or $577,733, to $30,200 for fiscal year 2004 ending October 31, 2004, compared to $607,933 in fiscal 2003. The decrease in revenues is primarily attributable to the revenue recognized during 2003 related to the contract for the Esso project which was completed and shipped during fiscal year ended 2003. The Company received no revenues in fiscal year 2004 for the sale or use of a MST system.

     Cost of Goods Sold and Gross Profit (Loss). Cost of goods sold decreased 100%, or $504,849, to $660 for the year ended October 31, 2004, compared to $505,049 in fiscal 2003. The decrease is attributable to the cost recognized during 2003 related to the contract for the Esso project which was completed and shipped during the year ended 2003.

     Selling, General and Administrative. General and administrative expenses decreased 33%, or $278,513, to $573,498 for the year ended October 31, 2004, compared to $852,011 in fiscal 2003. The decrease is primarily attributable to the Company furloughing employees from June 2003 to March 2004 as well as a decrease in the number of employees on staff during 2004 compared to 2003. In addition, the Company entered into an office sharing agreement with a related party during June 2003 which continued until September 30, 2005.

     Interest Expense. Interest expense increased 19%, or $136,430, to $854,077 for the year ended October 31, 2004, compared to $717,647 in fiscal 2003. The increase was primarily attributable to the effect of compounding interest the Company's outstanding notes and an increase in the interest rate of the Company's obligation under the forbearance agreement, these increases accounted for approximately $61,000. In addition the value of the stock underlying the GIC decreased during the year ended October 31, 2004; therefore the interest expense on the GIC increased approximately $38,000. In addition, the accrued interest expense on the note subscription agreements totaling $1,125,000 for fiscal 2004 was approximately $37,000 based on the terms of the final note agreements executed in fiscal 2005.

     Gain on Settlement of Debt. Gain on Settlement increased 11,271%, or $672,086, to $678,049 for the year ended October 31, 2004, compared to $5,963 in fiscal 2003. During fiscal 2004, the Company paid $250,000, issued 1,978,268 shares of the Company's common stock and exchanged $18,000 of receivables in full settlement of $544,730 in outstanding debt and $606,133 in accrued interest. During fiscal 2003, the Company settled two unsecured creditor accounts totaling $12,409 by paying $6,446.

Going Concern

     For the year ended October 31, 2004, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company has generated limited revenue through October 31, 2004, and has sustained substantial losses from operations since inception. In addition, as of October 31, 2004, the Company's current liabilities exceeded its current assets by $5,472,043, it had $450,442 of debt obligations that were past due, and a deficit accumulated of $18,538,812. During fiscal year 2004, the Company used $447,148 of cash in operating activities, which was funded primarily through the issuance of debt, rather than provided by its operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

Liquidity and Capital Resources

     The Company currently uses cash generated primarily from its financing activities and expects to continue to do so until it is able to generate sufficient capital from its operating activities. The Company expects to continue to experience substantial working capital requirements. As of October 31, 2004, IPRC's aggregate current liabilities were $5,893,495 compared to $6,295,853 at October 31, 2003. Also as of October 31, 2004, the Company had negative working capital of $5,474,639 compared to negative working capital of $6,295,521 at October 31, 2003. During 2004, the Company obtained subscription agreements for notes totaling $1,125,000.

     As of October 31, 2004, the Company had cash of $412,156. Giving effect to the closing of the sale of the notes in August 2005 and the execution of the management agreement with Agribiofuels, LLC, we believe we have sufficient cash to fund current operations through August 2006. The Company's current burn rate in is $70,000 per month. As the operations of the Company ramp up, our burn rate is expected to increase to $110,000 per month. The Company used approximately $1,400,000 to fund its operations and settle existing debt for fiscal 2005. This money was used for research and development and for general and administrative expenses. The Company funded its 2005 fiscal expenditures, commitments and capital requirements primarily through cash flows from financing activities, with an increasing amount of the Company's working capital requirements provided through cash flows from operations. There can be no assurance that the Company's operations will be able to generate sufficient capital from operations. Further, there can be no assurance that the Company will be able to raise sufficient funds from financings to fund its working capital requirements, or if financings occur, that they would be completed on terms favorable to the Company. The Company anticipates that it will need to engage in best efforts sales of its securities to raise needed working capital. Failure to raise necessary working capital will cause us to curtail operations.

     Operating Activities. Cash used in operating activities during the year ended October 31, 2004, amounted to $447,148, an increase of 10%, or $44,241 over the $402,907 of cash used in operating activities during fiscal 2003.

     Investing Activities. Cash provided by investing activities during the year ended October 31, 2004 and 2003, amounted to $0.

     Financing Activities. The Company has financed its operating and financing activities primarily from the proceeds of private placements of common stock and through debt. During the year ended October 31, 2004, the Company did not raise any proceeds from the sale of common stock. However, the Company issued 1,978,268 shares of its common stock to settle notes and accounts payable. The Company did not raise any proceeds from the sale of common stock in the year ended October 31, 2003. However in fiscal 2003, the Company issued 1,700,000 shares of its common stock to settle a warrant agreement with a note holder. During the year ended October 31, 2004, the Company received proceeds of $1,125,000 from debt, an increase of 210%, or $762,070, over the $362,930 received from proceeds of debt in the year ended October 31, 2003.

     At October 31, 2004, the Company had debt obligations with maturities during fiscal 2005 of $2,835,160. Approximately $375,000 of short-term debt obligations are from related parties and are currently past due, In addition there is $75,442 note payable which is past due. The Company extended the maturity dates of convertible promissory notes with a principal balance of $1,725,417 from December 31, 2003 to December 31, 2004.

     During fiscal 2004, the Company hired new officers who raised $1,125,000 through the issuance of convertible note subscription agreements to investors. The subscription agreements were issued, but convertible notes were not executed until fiscal 2005 when definitive note agreements were signed. The notes bear interest at a rate of twelve percent (12%) per annum and are convertible into shares of common stock at a conversion price of $0.15 per share. These notes will mature on a staggered basis in fiscal year 2007.

Comparison of fiscal years ended October 31, 2003 and 2002

     Revenue. Revenue decreased 43%, or $453,580, to $607,933 in the year ended October 31, 2003, compared to $1,061,513 in fiscal 2002. The decrease in revenues is primarily attributable to the Company's lease of an MST-1000 unit in Torrance, California ending in December of 2003.

     Cost of Goods Sold and Gross Profit (Loss). Cost of goods sold decreased 22%, or $143,992, to $505,049 for the year ended October 31, 2003, compared to $649,041 in fiscal 2002. The decrease is primarily attributable to the Company's lease of an MST-1000 unit in Torrance, California ending in December of 2003.

     Selling, General and Administrative. General and administrative expenses decreased 43%, or $647,473, to $852,011 for the year ended October 31, 2003, compared to $1,499,484 in fiscal 2002. The decrease is primarily attributable to 3 items: (i) the Company furloughing employees from June 2003 to March 2004;
(ii) a decrease in legal and professional expenses due to the lack of activity in the Company, and (iii) the Company entering into an office sharing agreement with a related party during June 2003 which is ongoing.

     Interest Expense. Interest expense increased 50%, or $239,905, to $717,647 for the year ended October 31, 2003, compared to $477,742 in fiscal 2002. The increase was primarily attributable to the issuance of promissory notes under a private placement during the second half of fiscal year 2002, (i.e. the notes were outstanding longer in 2003), this accounted for approximately $161,000 of the increase, and , compounding of interest effect on certain notes accounting for approximately $47,000 of the increase. In addition there was an increase in interest expense from the GIC as the value of the underlying stock decreased during the year ended October 31, 2003. The interest expense on the GIC increased $31,000 in 2003 as compared to 2002.

     Gain on Extinguishment of Debt. Gain on Extinguishment of debt decreased 92%, or $67,031 to $5,963 in the year ended October 31, 2003, compared to $72,994 in fiscal 2002. During fiscal 2003 the Company settled two unsecured creditor accounts totaling $12,409 by paying $6,446. During fiscal 2002, the Company recorded $38,710 in gain on extinguishment of debt in which the Company paid $75,000 in full settlement of $100,000 in outstanding debt and $13,710 in accrued interest. The Company also wrote off $34,284 of accounts payable which were over five-years old.

Going Concern

     For the year ended October 31, 2003, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company has generated limited revenue through October 31, 2003, and has sustained substantial losses from operations since inception. In addition, as of October 31, 2003, the Company's current liabilities exceeded its current assets by $6,295,521, it had $948,936 of debt obligations that were past due, and a deficit accumulated of $17,681,581. During fiscal year 2003, the Company used $402,907 of cash in operating activities, which was funded primarily through the issuance of debt, rather than provided by its operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

Liquidity and Capital Resources

     The Company currently uses cash generated primarily from its financing activities and expects to continue to do so until it is able to generate sufficient capital from its operating activities. The Company expects to continue to experience substantial working capital requirements. As of October 31, 2003, IPRC's aggregate current liabilities were $6,295,853 compared to $5,029,690 at October 31, 2002. As of October 31, 2003, the Company had negative working capital of $6,295,521 compared to negative working capital of $4,955,437 at October 31, 2002.

     Operating Activities. Cash used in operating activities during the year ended October 31, 2003, amounted to $402,907, a decrease of 57%, or $539,295 over the $942,201 of cash used in operating activities during fiscal 2002. The decrease in cash used in operations was due to the decrease in the net loss of the Company from $1,785,068 in 2002 to $1,595,640 in 2003, and to the increase in accrued liabilities of $742,202 in 2003 vs. $329,495 in 2002.

     Investing Activities. Cash provided by investing activities during the year ended October 31, 2003, amounted to $0, a decrease of $9,365, over the $9,365 of cash provided by investing activities in fiscal 2002.

     Financing Activities. The Company has financed its operating and financing activities primarily from the proceeds of private placements of common stock and through issuance of debt. During the year ended October 31, 2003, the Company did not raise any proceeds from the sale of common stock. However, the Company issued 1,700,000 shares of its common stock to settle a warrant agreement with a note holder. During the year ended October 31, 2003, the Company received proceeds of $362,930 from the issuance of debt, a decrease of 64%, or $653,231, over the $1,016,161 received from proceeds of debt in the year ended October 31, 2002.

     The Company extended the maturity dates of convertible promissory notes with a principal balance of $1,372,487 from December 31, 2002 to December 31, 2003. In addition, the Company has long term debt obligations in the amount $5,999 which is amortizing monthly until 2005.

     During fiscal 2001, the Company engaged Odyssey Capital, LLC a Houston based company to provide investment banking and financial consulting services. During fiscal years 2003 and 2002, the Company raised $1,725,417 through the issuance of convertible promissory notes to investors introduced to the Company by Odyssey Capital. The notes bear interest at a rate of twelve percent (12%) per annum, compounded monthly, and are convertible into shares of common stock at a conversion price of $0.15 per share. The maturity dates of these notes were extended to December 31, 2003 and then extended again to December 31, 2004.

ITEM 7          FINANCIAL STATEMENTS


                              FINANCIAL STATEMENTS


                                                                            Page


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       20

CONSOLIDATED FINANCIAL STATEMENTS

  BALANCE SHEETS AS OF OCTOBER 31, 2004, 2003 AND 2002                        21

  STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
    OCTOBER 31, 2004, 2003 AND 2002                                           22

  STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS
    ENDED OCTOBER 31, 2004, 2003 AND 2002                                     23

  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
    OCTOBER 31, 2004, 2003 AND 2002                                           24

  NOTES TO FINANCIAL STATEMENTS                                            26-40

                              REPORT OF INDEPENDENT
                              ---------------------
                        REGISTERED PUBLIC ACCOUNTING FIRM
                        ---------------------------------



Board of Directors and Stockholders
Imperial Petroleum Recovery Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Imperial Petroleum Recovery Corporation (the "Company" or "IPRC") as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2004, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred significant losses the last three fiscal years and has an accumulated deficit at October 31, 2004 totaling $18,538,812. In addition, the Company had $450,442 of debt obligations that were past due, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note B. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.




/s/ Malone & Bailey, PC
-----------------------
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 21, 2005


             Imperial Petroleum Recovery Corporation and Subsidiary

                           CONSOLIDATED BALANCE SHEETS
                        For the Periods Ended October 31,

                                     ASSETS

                                                                                --------------------------------------------
                                                                                                                  Unaudited
                                                                                     2004           2003             2002
                                                                                ------------    ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                                                   $    412,156    $        332    $     46,307
    Trade accounts receivable, net                                                       200            --            20,495
    Other receivable - related party                                                   2,500            --              --
    Prepaid expenses                                                                   4,000            --             7,451
                                                                                ------------    ------------    ------------
           Total current assets                                                      418,856             332          74,253

PROPERTY AND EQUIPMENT, net (Notes D, E, G and H)                                    251,223         387,263         537,247
OTHER ASSETS, net of accumulated amortization of $20,831, $16,049 and
       $11,267 for the years ended 2004, 2003 and 2002, respectively                  47,991          48,773          53,555
                                                                                ------------    ------------    ------------
    Total assets                                                                $    718,070    $    436,368    $    665,055
                                                                                ============    ============    ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Trade accounts payable                                                      $    756,558    $  1,042,164    $    877,158
    Other payables - related parties (Note L)                                        123,115         136,677          19,385
    Accrued liabilities                                                            1,801,853       1,405,932         672,443
    Deferred revenue                                                                    --            30,000         143,625
    Notes payable - related parties (Note E)                                         375,000         873,494         863,494
    Bridge note payable (Note F)                                                   1,725,417       1,725,417       1,372,487
    Current maturities of long-term obligations (Note G)                           1,109,743       1,079,722       1,078,938
    Other                                                                              1,807           2,445           2,160
                                                                                ------------    ------------    ------------
           Total current liabilities                                               5,893,493       6,295,851       5,029,690
   Long-term obligations, less current maturities (Note G)                         1,186,403           4,192           8,806
   Other                                                                                --             1,807           4,252
   Guaranteed Investment Contract Liability, (Note J)                                394,132         248,354         140,503
                                                                                ------------    ------------    ------------
           Total liabilities                                                       7,474,028       6,550,204       5,183,251
STOCKHOLDERS' DEFICIT (Notes B, C, I, J, and K)
    Common stock, par value $0.001; authorized 100,000,000 shares; issued and
    outstanding 20,845,687, 18,867,419, and 17,167,419 shares respectively            20,846          18,868          17,168
    Additional paid-in capital                                                    11,762,008      11,548,877      11,550,577
    Accumulated deficit                                                          (18,538,812)    (17,681,581)    (16,085,941)
                                                                                ------------    ------------    ------------
           Total stockholders' deficit                                            (6,755,958)     (6,113,836)     (4,518,196)
                                                                                ------------    ------------    ------------
                                                                                $    718,070    $    436,368    $    665,055
                                                                                ============    ============    ============

         The accompanying notes are an integral part of these statements.

             Imperial Petroleum Recovery Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Years ended October 31,
                                                                           -------------------------------------------
                                                                                                            Unaudited
                                                                               2004           2003            2002
                                                                          -------------   ------------   -------------
Revenues (Notes H and O)                                                  $     30,200    $    607,933    $  1,061,513
Cost of goods sold                                                                (660)       (505,049)       (649,041)
                                                                          ------------    ------------    ------------
            Gross profit (loss)                                                 29,540         102,884         412,472

Operating expenses
       Selling, general and administrative expenses                            573,498         852,011       1,499,484
       Depreciation and amortization expense                                   140,822         149,098         152,518
       Inventory impairment                                                       --              --           153,290
                                                                          ------------    ------------    ------------
       Total operating expenses                                                714,320       1,001,109       1,805,292
                                                                          ------------    ------------    ------------
            Loss from operations                                              (684,780)       (898,225)     (1,392,820)
Other income (expense)
       Interest income                                                              10            --              --
       Gain on extinguishment of debt                                          678,049           5,963          72,994
       Gain on disposition of assets                                             3,567          14,269          12,500
       Interest expense                                                       (854,077)       (717,647)       (477,742)
                                                                          ------------    ------------    ------------
                                                                              (172,451)       (697,415)       (392,248)
Income taxes (Note N)                                                             --              --              --
                                                                          ------------    ------------    ------------
            Net loss                                                      $   (857,231)   $ (1,595,640)   $ (1,785,068)
                                                                          ============    ============    ============
Net loss per common share - basic and diluted (Note M)                    $      (0.04)   $      (0.09)   $      (0.10)
                                                                          ============    ============    ============
Weighted average common shares outstanding - basic and diluted (Note M)
                                                                            19,067,859      17,675,090      17,167,419
                                                                          ============    ============    ============

         The accompanying notes are an integral part of these statements.


             Imperial Petroleum Recovery Corporation and Subsidiary


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                    Years ended October 31, 2004, 2003 & 2002


                                                                             Additional
                                                         Common stock          paid-in
                                                       Shares    Amount        capital          Deficit
                                                     ----------  --------   ------------    -------------
Balances as of October 31, 2001 (Restated- Note C)   17,167,419   $17,168   $ 11,550,577    $(14,300,873)

Net loss                                                                                      (1,785,068)
                                                     ----------   -------   ------------    ------------
Balances as of October 31, 2002 (Unaudited)          17,167,419    17,168     11,550,577     (16,085,941)
Exercise of Warrants                                  1,700,000     1,700         (1,700)
Net loss                                                   --        --             --        (1,595,640)
                                                     ----------   -------   ------------    ------------
Balances as of October 31, 2003                      18,867,419    18,868     11,548,877     (17,681,581)

Issuance of common stock in satisfaction
  of debt (Note H)                                      250,000       250         24,750            --
Issuance of common stock in satisfaction
  of debt (Note H)                                    1,397,389     1,397        152,315            --
Issuance of common stock in satisfaction
  of debt (Note H)                                      330,879       331         36,066            --
Net loss                                                   --        --             --          (857,231)
                                                     ----------   -------   ------------    ------------
   Balances as of October 31, 2004                   20,845,687   $20,846   $ 11,762,008    $(18,538,812)
                                                     ==========   =======   ============    ============


         The accompanying notes are an integral part of these statements.

             Imperial Petroleum Recovery Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years ended October 31,
                                                                    -----------------------------------------
                                                                                                   Unaudited
                                                                         2004          2003          2002
                                                                    ------------   -----------    -----------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities:
    Net loss                                                        $  (857,231)   $(1,595,640)   $(1,785,068)

    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                     140,822        149,098        152,518
      Share-based compensation                                          200,000           --             --
      Interest accretion on Guaranteed Investment Contract              145,778        107,858         77,189
      Gain on settlement of debt for stock                             (675,229)          --             --
      Gain on write-off of current liabilities                           (2,821)        (5,963)       (72,994)
      (Gain)/loss on disposal of property and equipment                    --          (14,268)       (12,500)

    Changes in assets and liabilities:
      Trade accounts receivable                                            (200)        20,495         98,001
      Inventory                                                            --             --          153,290
      Prepaid & other expenses                                          (28,500)         7,451          8,873
      Trade accounts payables                                           (53,954)       190,906        (37,633)
      Other payables, related party                                       8,913        117,292        (26,484)
      Accrued liabilities                                               705,274        742,202        329,495
      Deferred revenue                                                  (30,000)      (122,338)       173,112
                                                                    -----------    -----------    -----------
         Total adjustments                                              410,083      1,192,733        842,867
                                                                    -----------    -----------    -----------
         Net cash used in operating activities                         (447,148)      (402,907)      (942,201)
                                                                    -----------    -----------    -----------
    Cash flows from investing activities:
      Purchases of property and equipment                                  --             --           (3,135)
     Proceeds from disposal of property and equipment                      --             --           12,500
                                                                    -----------    -----------    -----------
         Net cash provided by investing activities                         --             --            9,365
                                                                    -----------    -----------    -----------
      Cash flows from financing activities:
        Proceeds from issuance of notes payable - related parties          --             --          310,233
        Principal payments on notes payable - related parties          (254,500)          --             --
        Proceeds from issuance of bridge loan                              --          362,930      1,016,161
        Proceeds from convertible note subscriptions                  1,125,000           --             --
        Principal payments on current portion of long-term
        obligations                                                     (11,528)        (5,342)      (347,152)
        Principal payments on long-term obligations                        --             (656)        (1,759)
                                                                    -----------    -----------    -----------
            Net cash provided by financing activities                   858,972        356,932        977,483
                                                                    -----------    -----------    -----------
        Net increase (decrease) in cash and cash equivalents            411,824        (45,975)        44,647
        Cash and cash equivalents at beginning of period                    332         46,307          1,660
                                                                    -----------    -----------    -----------
         Cash and cash equivalents at end of period                 $   412,156    $       332    $    46,307
                                                                    ===========    ===========    ===========
     Supplemental disclosure of cash flow information
        Cash paid during the period for
           Interest                                                 $    16,650    $    23,699    $    37,742


         The accompanying notes are an integral part of these statements.

             Imperial Petroleum Recovery Corporation and Subsidiary

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Non-cash investing and financing activities

2004

During fiscal 2004, the Company paid $200,000 in full settlement of $258,994 in outstanding debt and $254,779 in accrued interest. As a result of this settlement, the Company recorded a gain on extinguishment of debt of $313,773.

During fiscal 2004, the Company paid $50,000 and issued 1,397,389 shares of stock in full settlement of $239,500 in outstanding debt and $254,574 in accrued interest. As a result of this settlement, the Company recorded a gain on extinguishment of debt of $290,361.

The Company issued a 3 year 7.5% note payable for $96,315 and issued 330,879 shares of stock in settlement of $193,095 accounts payable balance with a vendor. As a result of this settlement the Company recorded a gain on extinguishment of debt of $60,383. The portion of accounts payable written off by the vendor related to interest charges.

The Company issued 250,000 shares of stock and agreed to pay $15,000 in cash over six months in settlement of an accounts payable balance of $91,236. The Company recorded an initial gain on extinguishment of debt of $6,236 (Accounts payable balance of $46,236 written off by vendor in exchange for shares valued at $25,000 and agreed cash payments of $15,000). Once all of the cash payments are made, the vendor will write off the remaining balance of $45,000. As of May 2005 all cash payments had been made.

The Company exchanged $18,000 of notes receivable from certain employees in exchange for a related party net loan balance of $22,475 made to the Company. As a result of this settlement the Company recorded a gain of $4,475.

2003

The Company settled certain accounts payable accounts for $5,963 less than owed. This resulted in the Company recording a gain on extinguishment of debt of $5,963.

2002 (Unaudited)

For the fiscal year of 2002, the Company paid $75,000 in full settlement of $100,000 in outstanding debt and $13,710 in accrued interest. As a result of this settlement, the Company recorded a gain on extinguishment of debt of $38,710.

Notes Payable-Related Parties and accrued interest totaling $407,584 and $9,421 respectively were converted into Bridge Notes Payable as of May 17, 2002.


         The accompanying notes are an integral part of these statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1. Organization and business activity

     Imperial Petroleum Recovery Corporation, a Nevada corporation, incorporated in 1982 (the "Company" or "IPRC") commenced operations in the fiscal year 1995 and is committed to developing and marketing a proprietary oil sludge remediation process and microwave separation technology equipment (MST units) that use high energy microwaves to separate water, oil and solids.

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

     5. Inventories

     Inventory consists of components to be assembled into the Company's products. Inventory is valued at lower of cost or market. Cost is determined using the first-in, first-out method. As of October 31, 2004, 2003 and 2002, the Company held no inventory.

     6. Other assets

     Included in other assets are long-term deposits and patents. The cost of patents is capitalized and amortized to operations on the straight-line method over their estimated useful lives or statutory lives whichever is shorter.

     7. Property and equipment

     Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives. The straight-line method of depreciation is followed for financial reporting purposes.

     8. Impairment of long-lived assets

     The Company reviews all long-term assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred, such loss is recognized in income.

     9. Revenue recognition - long-term contracts

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

     Contract costs include all direct and allocable indirect labor, benefits, and materials unique to or installed in the project, subcontractor cost allocations, including employee benefits and equipment expense. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. As long-term contracts extend over one year, revisions in cost and earnings estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. Costs attributable to contract claims or disputes are carried in the accompanying balance sheets only when realization is probable. These costs are recorded at the lesser of actual costs incurred or the amount expected to be realized. It is reasonably possible that estimates by management related to contracts can change in the future. As of October 31, 2002, the Company only has one contract in progress.

     Revenue earned on contracts in progress in excess of billings (billings in excess of costs) is classified as a current asset. Amounts billed in excess of revenue earned (cost in excess of billings) are classified as current liabilities. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements.

     10. Other revenue recognition

     Revenues on contracts from rental equipment are recognized according to contract terms.

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

     15. New Accounting Pronouncements

     In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS 145, which is effective for financial statements issued on or after May 15, 2002, rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30,"Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS 145 required the Company to modify the presentation of its gain on extinguishments of debt in its statements of operations.

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R). In April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for the first interim or annual reporting period beginning on or after December 15, 2005. The Company is still evaluating what impact, if any, the adoption of this standard will have.


NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated limited revenue through October 31, 2004, and has sustained substantial losses from operations since inception. In addition, as of October 31, 2004, the Company's current liabilities exceeded its current assets by $5,474,637, it had $450,442 of debt obligations that were past due, and a deficit accumulated of $18,538,812. During fiscal year 2004, the Company used $447,148 of cash in operating activities, which was funded primarily through the issuance of debt, rather than provided by its operations.

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

     The Company has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

     During March of 2004, the Company hired a new management team which has raised $1,125,000 of new capital through October 31, 2004.

     Beginning in January 2005, the Company began to explore the benefits of a strategic relationship with a major engineering, manufacturing and construction firm to further promote the Microwave Separation Technology ("MST") throughout the US and overseas locations. This firm is a world leader in environmental studies and consulting; engineering, design and construction for refinery, gas processing applications and petrochemical operations.

     During February 2005, the Company filed for a provisional patents using MST in the production of biodiesel. Also beginning in February 2005, the Company entered into discussions regarding the lease of the MST for the production of biodiesel fuel to enhance production throughput. IPRC also intends to participate in a research initiative with several universities and research centers to examine the MST technology in this application.

     During fiscal year 2001, the Company entered into an agreement with Kellogg Brown & Root /ExxonMobil to sell a MST-1000 to Esso's oil field gathering facility located in Africa. The Company shipped the unit in December of 2002. The equipment arrived in Chad in 2003 and was heavily damaged during shipment. During 2004 the Company had the equipment repaired. Upon initial attempts to commission the unit, it was discovered that the centrifuge pumps were inadequate for site conditions. The centrifuge subcontractor began production of the new pump skid in early 2005 and the new pump skid was shipped to Chad during fiscal fourth quarter of 2005. The Company is in discussion with ExxonMobil to schedule the MST-1000 unit commissioning, so that it can be turned over to them.

NOTE C - RESTATEMENT OF ACCUMULATED DEFICIT AT OCTOBER 31, 2001

     In connection with the audit of the Company's financial statements as of October 31, 2004 and 2003, we determined that interest expense and the corresponding liability relating to certain debt instruments and the Guaranteed Investment Contract had not been accounted for in accordance with the terms of their underlying documents. Consequently, the accumulated deficit as of October 31, 2001 has been reduced by approximately $161,000. The restated accumulated deficit as of October 31, 2001 is included in our Statement of Stockholders Deficit.


NOTE D - PROPERTY AND EQUIPMENT

            Property and equipment and estimated useful lives consist of the following:

                                          -----------      -----------          -----------          ----------
                                                                                                      Unaudited
                                             Years             2004                 2003                 2002
                                          -----------      -----------          -----------          ----------
Furniture and fixtures                        1-5          $    25,113          $    25,113          $   25,113
Machinery and equipment                       2-7               76,352               76,352              87,044
Rental equipment                                7              528,963              528,963             528,963
Transportation Equipment                      4-7              117,441              117,441             117,441
Leasehold improvements                          5               75,836               75,836              75,836
Demonstration unit                              7              211,140              211,140             211,140
                                                           -----------          -----------          ----------
                                                             1,034,845            1,034,845           1,045,537
Less accumulated depreciation                                 (783,622)            (647,582)           (508,290)
                                                           -----------          -----------          ----------
                                                           $   251,223          $   387,263          $  537,247
                                                           ===========          ===========          ==========

NOTE E - NOTES PAYABLE - RELATED PARTIES


       Notes payable consist of the following:

                                                                          ------------  -----------   -------------
                                                                                                         Unaudited
                                                                              2004          2003           2002
                                                                          ------------  -----------   -------------
    20% note payable, interest compounded monthly, to Treeview            $          -  $   258,994   $     248,994
    Investments, Inc., a shareholder, matured December 31, 2001, collateralized by all of the shares of stock of the Company's wholly owned subsidiary and a lien on the Company's patents and trademarks. Subsequent to the maturity date, interest is being charged at the loan default rate of 24%, compounded monthly.
    Settled In August 2004

    12% note payable, interest compounded daily, to Maya, LLC a related party and stockholder, was due in full July 31, 2001, collateralized by demonstration unit. Subsequent to the maturity date, interest is being charged at the loan default rate of 18%,
    compounded daily. Past due as of October 31, 2004.                         375,000      375,000         375,000

    20% note payable interest compounded monthly, to Hensel Family LP, a related party and stockholder, matured October 31, 2001.
    Subsequent to the maturity date, interest is being charged at the loan default rate of 24%, compounded monthly.  Settled in October
    2004                                                                             -      239,500         239,500

                                                                          ------------  -----------   -------------
                                                                          $    375,000  $   873,494   $     863,494
                                                                          ============  ===========   =============


NOTE F - BRIDGE NOTE PAYABLE

     In March of 2002, the Company entered into a private placement. In May of 2002 a financing source on behalf of the Company completed the minimum funding ($800,000) requirement under a $2,000,000 private placement with Odyssey Capital. The bridge loan is a secured promissory note bearing interest at 12 percent, compounded monthly, with an initial maturity of December 16, 2002. The note was extended twice to December 31, 2003 and then to December 31, 2004. The debt instruments are convertible at the option of the holder to $0.001 par value common stock at $0.20 per share (trading price during March of 2002). In the event of default, the interest rate on the debt will increase to the maximum allowed by law in Texas (18 percent). The balance of the bridge loan for the years ended October 31, 2004 and 2003 was $1,725,417, and $1,372,487 as of
October 31, 2002. During January 2005 the note of $1,725,417 and accrued interest of $561,048 were converted into 11,101,900 shares of stock.

NOTE G - LONG-TERM OBLIGATIONS

       Long-term obligations consist of the following:
                                                                       ------------  -------------  ------------
                                                                                                      Unaudited
                                                                           2004           2003          2002
                                                                       ------------  -------------  ------------
    Security deposit payable to a company relating to a prior          $  1,000,000  $   1,000,000  $  1,000,000
    Marketing Agreement.  The note bears interest at prime rate plus
    4%, compounded daily.  The interest rate is adjusted annually as of the beginning of the year based upon the prime rate at the end of the previous calendar year.  The security deposit was
    initially due in full in August 2003.  The note was extended to
    November 15, 2004

    10% note payable to a corporation, due September 2003, interest paid in full at date incurred, and principal due in full at
    maturity, not collateralized. Note is past due                           75,442         75,442        75,442

    11% note to a financial institution, due August 2005, payments of principal and interest in the amount of $418 due monthly,
    collateralized by automobiles.                                            4,192          8,472        12,302

    7.5% note payable to a corporation, due November 2007, payments of principal and interest of $2,996 due monthly, collateralized
    by demo trailer and skid.                                                91,512              -             -

    Subscriptions purchased for convertible notes bearing an
    interest rate of 12%, compounded monthly and a conversion price of $.15 per share payable to various individuals, principal and interest due at maturity. Collateralized by liens on the
    Company's patents and trademarks. Maturity dates are May 26,
    June 1, and July 26, 2007.                                            1,125,000              -             -
                                                                       -----------------------------------------
                                                               Total      2,296,146      1,083,914     1,087,744
    Less current maturities                                               1,109,743      1,079,722     1,078,938
                                                                       ------------  -------------  ------------
    Long-term portion                                                  $  1,186,403  $       4,192  $      8,806
                                                                       ============  =============  ============


       Scheduled maturities of long-term obligations as of October 31, 2004, are as follows:

           Year ending October 31,
               Past Due                                                $    75,442
               2005                                                      1,034,301
               2006                                                         32,447
               2007                                                      1,153,956
                                                                       ------------
                                                                       $ 2,296,146
                                                                       ============

NOTE H - COMMITMENTS AND CONTINGENCIES

     1. Lessee leasing

     The Company leases office space, a manufacturing and lab facility, and office equipment under long-term operating and capital leases expiring through the year 2005 with monthly payments of approximately $6,300. Under the operating lease agreements, the Company is required to maintain property insurance and assume the responsibility for maintaining the property. The Company signed a new one year lease on April 1, 2005 for the office space, manufacturing and lab facility at a rate of $5,950 per month.

     The Company's future minimum lease payments under operating leases at October 31, 2004, are as follows:

                                            Operating
      Year ending October 31,                 leases
      -----------------------             -----------
          2005                            $    73,150
          2006                                 29,750
          Thereafter                                -

                                          -----------
      Total minimum lease payments            102,900

       Total rent expense for the years ended October 31, 2004, 2003, 2002, was approximately $75,600.

     2. Leasor leasing

     The Company leased certain equipment to third parties during 2002. Total rental income for the year ended October 31, 2002 for these leases was approximately $325,000. All leases expired during 2002 and the Company has not entered into any new leases as of October 31, 2004.


NOTE I - STOCKHOLDERS' DEFICIT

       Common stock

     During fiscal 2003, the Company issued 1,700,000 shares of common stock in settlement of cashless exercise agreement.

     During fiscal 2004, the Company issued shares of stock of 330,879 and 250,000 in satisfaction of an accounts payable debt of $96,780 and $46,236 respectively.

     Also during fiscal 2004 the Company issued 1,397,389 shares of common stock and paid $50,000 in settlement of a note payable to a related party in which the Company retired $239,500 of debt and accrued interest of $254,574.

NOTE J - GUARANTEED INVESTMENT CONTRACT

     In July 2001, a shareholder and former member of the Board of Directors purchased 200,000 shares of the Company's common stock and a Guaranteed Investment Contract ("GIC") from the Company for $100,000. The GIC entitles the shareholder a 20 times the rate of return over a period of seven years ending in 2008 amounting to $2,000,000. The investment is secured by a third position lien on certain equipment of the Company. The Company may repay this investment, which matures on July 18, 2008, together with the related rate of return earned to that date, less the market value of the common stock at the repayment date, any time after July 18, 2002. This obligation is presented as GIC Liability on the balance sheet. The difference between the contract redemption amount and the purchase price is being accreted on a straight-line basis over seven years and is being added to the GIC liability less the market value of the 200,000 shares that were issued. In April 2005 this GIC agreement was terminated and settled. The Company issued an additional 682,301 share of common stock. The holder agreed to terminate the GIC and release his lien position.


NOTE K - WARRANTS, STOCK OPTIONS & RESTRICTED STOCK PROGRAM

Warrants

     The Company's board of directors has the authority to sell or grant warrants to certain non-employees. These warrants are considered nonqualified for income tax purposes.

     At various dates during 1997 and 1998, the Company issued 11,375,000 warrants to a limited liability company (LLC) to purchase shares of its common stock. The initial exercise price of all of the LLC warrants was $1 per share and each warrant expires four years after the grant date. LLC had 10,500,000 warrants expire during the year ended October 31, 2002. The remaining 875,000 warrants expired on December 10, 2002. The LLC did not exercise any of its warrants.

     In October 1999, the Company issued a warrant to a Trust to purchase 1,116,071 shares of its common stock. The initial exercise price of this warrant was $3 per share and expires in October 2003.

     These warrants all specify that the rights of the warrant holders are entitled to "full ratchet" anti-dilution adjustments in the event the Company issues shares of common stock or securities convertible into or exchangeable for common stock at a price per share less than the warrant exercise price. Upon any such adjustment, the holder of a warrant would be entitled to exercise the warrant at an exercise price per share equal to the price per share at which the shares of common stock or securities convertible into or exchangeable for common stock were issued. The warrants also specify that any such adjustment would trigger an additional adjustment in the number of shares for which the warrant is exercisable. The warrants specify that such number would be adjusted by multiplying the number of shares subject to the warrant immediately before the adjustment by a fraction, the numerator of which would be the per share exercise price immediately before the adjustment and the denominator of which would be the per share exercise price after the adjustment. In addition the trust held a cashless exercise provision.

     Following the issuance of these warrants, the Company has issued shares of its common stock at prices that triggered or could be deemed to trigger the above-described anti-dilution provisions on a number of occasions. In addition the Company issued notes convertible into the Company common stock at $.20 during fiscal year 2002 and 2003. Based upon this it was deemed that the anti-dilution adjustment was triggered and the Company adjusted the warrant from 1,116,071 at $3.00 to 16,741,065 at $.20. During 2003 the trust settled and cancelled the agreement with the Company by accepting 1,700,000 shares of the Company stock.

     During fiscal 2004 the Company received advances totaling $1,125,000, for future issuances of 12% convertible notes with 50% warrant coverage. The purchasers of the convertible notes will be issued warrants for the purchase of the Company's stock. The warrants vest immediately upon grant and have a weighted-average remaining contractual life of 3 years. The exercise price of the warrants is $.15 and they expire during fiscal year 2008. In accordance with the terms sheet, the warrants will be issued when the definitive loan agreements are signed. The loan agreements were not signed until 2005, therefore the warrants were not issued until 2005.

                  Changes in the Company's warrants are as follows:

                                                                                    Exercise         Weighted-average
                                                                 Warrants            price            exercise price
                                                             ----------------  -----------------  ---------------------
        Outstanding at November 1, 2001 (Unaudited)              12,958,696       $ 1.00 - 3.00            $ 1.21
             Anti-dilution adjustment                            15,624,994                0.20              0.20
             Expired                                            (10,500,000)               3.00              3.00
                                                             ----------------
        Outstanding at October 31, 2002 (Unaudited)              18,083,690         0.20 - 3.00              1.21
             Exercised                                           (1,700,000)               0.20              0.20
             Expired                                             (1,125,125)               3.00              3.00
             Cancelled                                          (15,041,065)               0.20              0.20
                                                             ----------------
        Outstanding at October 31, 2003                             217,500                3.00              3.00
             Expired                                               (217,500)               3.00
                                                             ----------------
        Outstanding at October 31, 2004                                    -
                                                             ================
        Exercisable at October 31, 2004                                    -
                                                             ================


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

     During 1999, the Company granted 210,000 stock options to employees with a strike price of $0.43 per share. The options vest immediately and expire in five years. No compensation expense was recognized on the grant date. The weighted-average remaining contractual life of the options is 3.2 years. All of the stock options under this plan expired in January 2004.

     During 2003, the Company established a stock option plan for employees with the initial grant of options. Approved by the Board the plan was to be put forth in front of shareholders in order for it to be a qualified plan under IRS rules. However due to the Company's financial condition a stockholder meeting was never held and under the terms of the plan if the stockholders fail to approve the plan within a year after the effective date any awards made became null and void. The stock options had an exercise price of $.20 and expired in ten years some of the options vested immediately and others vested over the period of employment. Since all of the employees were terminated on or before June 6, 2003 only the initial grant of 1,650,000 shares were made. As it was the intention of the Company to recognize certain employees under the stock option plan, the Company issued new options in March of 2005 to the employees who were not executive officers totaling 1,225,000 shares with an exercise price $.20.

                  Changes in the Company's stock options are as follows:


                                                                                     Exercise        Weighted-average
                                                                    Options           price           exercise price
                                                                 -------------   ---------------  ---------------------
         Outstanding at November 1, 2001 (Unaudited)                  210,000           $ 0.43                   $ 0.43
            Granted                                                         -                -                        -
            Exercised                                                 (6,977)             0.43                     0.43
                                                                 ------------
         Outstanding at October 31, 2002 (Unaudited)                  203,023             0.43                     0.43
            Granted                                                 1,650,000             0.20                     0.20
            Exercised                                                       -                -                        -
            Cancelled                                              (1,650,000)            0.20                     0.20
                                                                 ------------
         Outstanding at October 31, 2003                              203,023             0.23                     0.23
            Granted                                                         -                -                        -
            Expired                                                  (203,023)            0.43                     0.43
                                                                 ------------
         Outstanding at October 31, 2004                                    -
                                                                 ============
         Exercisable at October 31, 2004                                    -
                                                                 ============

Restricted Stock Program

     The Company issues shares of IPRC common stock in the form of restricted stock to participating officers and employees. The restricted stock generally has a vesting period before issuance during which time it is subject to forfeiture if the participants' employment is terminated. Once issued the stock sale is restricted under rule 144. Unearned compensation expense associated with restricted stock grants represents the market value of IPRC common stock at the dated of grant and is recognized as a charge to income ratably over the vesting period. During Fiscal year 2004 the Company agreed to issue 2,000,000 shares with a weighted average fair market value of $.10 per share, but have not issued any shares as of October 31, 2004. The compensation charge and related liability for the year ended October 31, 2004 was $200,000.


NOTE L - RELATED PARTY TRANSACTIONS

     The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have advanced or loaned funds to the Company needed to support its daily operations.

     In addition to matters in Notes E, G, and J the Company had related party transactions relating to the following:

     1. Food Development Corporation

     Food Development Corporation (FDC), an entity controlled by a stockholder and officer of the Company, has on occasion loaned the Company funds to support daily operations. During 2003, FDC loaned $80,000 of which funds were used to pay certain employees and consultants. FDC agreed to write off said amounts in December 2003. During 2003 and 2004 FDC made loans to the Company in support of the daily operation. During June of 2003 the Company entered into an office sharing-agreement with FDC. The amount of reimbursement accrued and offset against loans made by FDC for the years ended October 31, 2004 and 2003 was $44,586 and $19,673 respectively. The payable balances included in related party payables were $19,141, $32,703, and $0 as of October 31, 2004, 2003 and 2002
respectively.

     2. Management agreement

     During November 1998, the Company entered into a five year management agreement with a company controlled by a major stockholder. The agreement calls for general business and financial consultation and certain management services to be provided to the Company by the related party in exchange for an annual management fee equal to five percent of the Company's gross revenues.

     During 2004, 2003 and 2002, the Company recorded approximately $0, $31,147 and $53,076, respectively, in management fees which are included in selling, general and administrative expenses.

     The agreement ended in November 2003. The Company has a balance payable of $73,413, $73,413 and $15,590 as of October 31, 2004, 2003 and 2002,
respectively. The amount owed was in dispute so the Company settled for $100,000 as the stockholder agreed to invest the $100,000 accrued management fees and $100,000 cash in the Company's 12% Convertible notes issued in June 2005.

     3. Employee Benefits

     During 2004 an entity owned by the CEO and CFO of the Company provided benefits to certain employees utilizing a professional employment organization ("PEO"). The Company paid $33,332 for this service. The employees covered were paid a portion of their salaries through the PEO Company. This amount was approximately $4,600. The entity owned by the CEO and CFO had an existing contract with the PEO as the Company's credit made it difficult to purchase insurance for its employees. The $4,000 prepaid expense balance is the November 2004 benefits paid in October 2004.

     4. Other Related Party Payable

       During 2003 a former CEO made a loan to cover payroll cost and is owed a balance of $19,821 as of October 31, 2004 and 2003 this amount is included in related party payables. In addition the former President is owed for un-reimbursed expenses $10,740, $10,740 and $3,795 as of October 31, 2004, 2003 and 2002, respectively.

NOTE M - LOSS PER COMMON SHARE

     The following data show the amounts used in computing net loss per common share, including the effect on net loss for the accretion of redeemable common stock to the redemption amount (Note H).


                                                                                 Year ended October 31,
                                                                --------------------------------------------------------
                                                                                                             Unaudited
                                                                    2004                  2003                  2002
                                                                ------------          ------------          ------------
Net loss per common share - basic and diluted
   Net loss available to common shareholders                    $   (857,231)         $ (1,595,640)         $ (1,785,068)
                                                                ------------          ------------          ------------
   Net loss available to common shareholders                    $   (857,231)         $ (1,595,640)         $ (1,785,068)
                                                                ============          ============          ============
Common shares outstanding during
   the entire period                                              18,867,419            17,167,419            17,167,419
Weighted average common shares issued during the period
                                                                     200,440               507,671                  --
                                                                ------------          ------------          ------------
Weighted average number of common
   shares used in basic EPS                                       19,067,859            17,675,090            17,167,419
Dilutive effect of stock options and warrants                           --                    --                    --
                                                                ------------          ------------          ------------
Weighted average number of common
   shares and dilutive potential common
   stock used in diluted EPS                                      19,067,859            17,675,090            17,167,419
                                                                ============          ============          ============
Net loss per share - basic and diluted                          $      (0.04)         $      (0.09)         $      (0.10)
                                                                ============          ============          ============

     The average number of shares relating to all outstanding options and warrants and to potentially convertible debt instruments have been omitted from the computation of diluted loss per share because their inclusion would have been antidilutive for all periods (Notes F and K).


NOTE N - INCOME TAXES

     The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $17,441,305 at October 31, 2004, and will expire in the years 2013 through 2024.

     At October 31 2004, deferred tax asset consisted primarily of the following:


                                                            --------------
                                                                 2004
                                                            --------------
             Deferred tax assets
                 Net operating loss carryforward            $    6,023,898
                   Valuation allowance                          (6,023,898)
                                                            --------------
                         Net deferred tax asset             $            -
                                                            ==============



NOTE O - CONCENTRATION

     Revenue for the years ended October 31, 2003 and 2002 comprised of $562,933 and $665,513 related to the construction and delivery of an MST unit to a single customer. In addition, the Company recorded $325,000 in fiscal 2002 of rental income from leasing its crude oil sludge recovery equipment to a single customer.

NOTE P - SUBSEQUENT EVENTS

     The Company's obligation for the Bridge note payable (Note F) of $1,725,417 plus accrued interest of $561,048 was converted into 11,101,900 shares of the Company's common stock.

     The Company also settled debt obligation for the note payable with Maya, LLC (Note E) consisting of a principal note balance of $375,000 plus accrued interest of $339,429 for 2,953,205 shares of the Company's common stock.

     The Company's obligation for the GIC agreement (Note J) was terminated and settled in exchange for 682,301 shares of common stock. The holder agreed to terminate the GIC and release his lien position.

     The  Company   signed  a  one  year  lease  for  office  space  along  with manufacturing and lab facilities at a rate of $5,950 per month.

     Accrued management fees of $73,413 (Note M #2) owed to Maya, LLC by the Company was converted into a $100,000, 12% convertible note, also Maya, LLC invested an additional $100,000 cash into the Company's 12% convertible notes.

     The Company issued final agreements for the 12% convertible notes totaling $2,175,000. $1,125,000 of proceeds for the notes were received in fiscal 2004 for note subscriptions. Proceeds received for fiscal 2005 from the issuance of the 12% convertible notes were $950,000 cash and $100,000 in extinguishment of debt. Warrants associated with the convertible notes were also issued in fiscal 2005.

     During fiscal 2005 the Company issued 2,040,000 shares of common stock to employees as share based compensation.

     In August 2005 the Company signed a management agreement with Agribiofuels, LLC ("Agribiofuels") a related party to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating Microwave Separation Technology (MST) in the manufacture of biodiesel product. Commencing August 1, 2005, Agribiofuels shall pay IPRC, in consideration of the services rendered by IPRC equal to $75,000 per month through Dec. 31, 2005, and $120,000 thereafter during the construction and development period. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon throughput.

ITEM 8          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In September of 2003, Grant Thornton, LLP ("GT") notified the Company that it resigned as the Company's independent auditor effective immediately.

     GT was engaged as the Company's independent auditor since April 9, 1997. GT's report on the financial statements for the fiscal year ended October 31, 2001 contained no adverse opinion or disclaimer of opinion related to audit scope or accounting principles however it was modified as to the uncertainty of the company's ability to continue as a going concern. GT had completed the field work on the October 31, 2002 audit. However, since the Company had not paid GT's fees incurred to date, GT felt it was in their best interest not to complete the audit and issue the report.

     During the Company's fiscal year ended October 31, 2002 and the subsequent interim periods preceding GT's resignation, there were no disagreements between the Company and GT on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to GT's satisfaction, would have caused GT to make reference to the subject matter of the disagreement in connection with their report.

     In February 2005 the Company engaged Malone & Bailey, PC as our new independent accountant to audit the years ended October 31, 2004 and 2003.

ITEM 8A         CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     At the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Company's disclosure controls and procedures. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2004, October 31, 2003 and October 31, 2002 the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

     In connection with the completion of its audit of, and the issuance of its report on the financial statements of the Company for the year ended October 31, 2004, Malone & Bailey, PC identified deficiencies in Company's internal controls related to the accrual of liabilities and the related expense recognition, gain on extinguishment of debt recognition, and disclosure controls relating to such transactions. The adjustments to these accounts and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

     There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended October 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B         OTHER INFORMATION

The Company failed to file an 8-K for the following:


o In June 2004, IPRC entered into a security deposit payment forbearance agreement with successor in interest to MTC in connection with the marketing agreement entered into in October 1999 with MTC Pursuant to the 1999 agreement, MTC provided IPRC a $1,000,000 security deposit, which IPRC was to repay on August 10, 2003. Pursuant to the forbearance agreement, if the Company entered into a contract for the sale, or license of one or more MST units by October 31, 2004, the Company was obligated to payoff the security deposit in six (6) quarterly installments. If IPRC fails to enter into a contract for the sale, or license of one or more MST units by October 31, 2005 or fails to payoff the security deposit by December 31, 2005, then IPRC shall accrue interest on the unpaid security deposit plus any accrued interest, at a rate equal to the prime rate of Citibank (New
     York) at the close of business on the last business day of the calendar year immediately preceding each respective year plus 4%.

o During fiscal years 2002 and 2003, the Company issued to an investor secured convertible promissory notes with an aggregate principal value of $1,725,417. The notes bear interest at a rate of 12 percent per annum and matured on December 16, 2002. The note agreement governing the terms of the notes was amended to extend the maturity date to December 31, 2004. The principal and interest on the notes may be converted at the option of the holder into shares of common stock at a conversion price of $0.20 per share. Upon an event of default, the notes begin to accrue interest at a maximum rate of eighteen percent (18%) per annum. Effective January 1, 2005, the notes were converted into 11,101,900 shares of stock.

o During fiscal 2003, the Company issued 1,700,000 shares of common stock in settlement of cashless exercise agreement.

o In September of 2003, Grant Thornton, LLP ("GT") notified Imperial Petroleum Recovery Corporation (the "Company") that it resigned as the Company's independent auditor effective immediately. GT was engaged as the Company's independent auditor since April 9, 1997. GT's report on the financial statements for the fiscal year ended October 31, 2001 contained no adverse opinion or disclaimer of opinion related to audit scope or accounting principles however it was modified as to the uncertainty of the company's ability to continue as a going concern. GT had completed the field work on the October 31, 2002 audit. However, since the Company had not paid GT's fees incurred to date, GT felt it was in their best interest not to complete the audit and issue the report. During the Company's fiscal year ended October 31, 2002 and the subsequent interim periods preceding GT's resignation, there were no disagreements between the Company and GT on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to GT's satisfaction, would have caused GT to make reference to the subject matter of the disagreement in connection with their report.

o On November 1, 2003, pursuant to the 2002 Option Plan, the Company issued options to purchase 3,350,000 shares of the Company's common stock at $0.20 per share to seven (7) employees. Options to purchase 1,650,000 vested immediately, the remaining vested equally on November 1, 2004 and November 1, 2005. As of November 1, 2003, all the options were null and void because the 2002 Option Plan never received shareholder approval.

o In September, 2004, the Company issued 250,000 shares of stock and agreed to pay $15,000 in cash over six months in settlement of an accounts payable balance of $91,236.

o In October 2004, the Company issued a 3 year 7.5% note payable for $96,315 and issued 330,879 shares of stock in settlement of $193,095 accounts payable balance with a vendor.

o In October 2004 the Company issued 1,397,389 shares of common stock and paid $50,000 in settlement of a note payable to a related party in which the Company retired $239,500 of debt and accrued interest of $254,574.

o During fiscal year 2004 the Company issued to investors secured convertible note subscription agreements with generated cash flows of $1,125,000. The subscription agreements bear interest at a rate of 12 percent per annum and after the agreements were executed into promissory notes in fiscal 2005 they mature on various dates in fiscal 2007. The notes are convertible at $0.15 per share. Maturity dates are May 26, June 1, and July 26, 2007. The purchasers of the convertible notes will be issued warrants for the purchase of the Company's stock. The warrants vest immediately upon grant and have a weighted-average remaining contractual life of 3 years. The exercise price of the warrants is $.15 and they expire during fiscal year 2008. In accordance with the terms sheet, the warrants will be issued when the definitive loan agreements are signed. The loan agreements were not signed until 2005, therefore the warrants were not issued until 2005.

o During fiscal year 2004 the Company agreed to issue 2,000,000 of restricted stock to participating officers and employees with a weighted average fair market value of $.10 per share, but have not issued any shares as of October 31, 2004.

o In January 2003, Christopher G. DeClaire was appointed the chief executive officer and resigned in May 2003. Alan Springer and Edward Gaiennie were appointed directors in April 2003. In January 2004, Henry Kartchner resigned as Chairman and CEO and C. Brent Kartchner resigned as President. The Board of Directors appointed Alan Springer as Chairman and CEO and Edward Gaiennie as the Chief Financial Officer.

o In February 2005 the Company engaged Malone & Bailey, PC as our new independent accountant to audit the years ended October 31, 2004 and 2003.

                                    PART III

ITEM 9          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following are the directors, executive officers and key employees of the Company.



Name                   Age                            Position
----                   ---                            --------
Alan B. Springer        61      Chairman and Chief Executive Officer

Edward C. Gaiennie      41      Chief Financial Officer, Secretary-Treasurer ,
                                Principal Accounting Officer and Director

A.V. McGraw             77      Director

James Hammond           69      Director

     Alan B. Springer. Mr. Springer has served as a director of the Company since April 2003. Mr. Springer assumed the role of Chairman of the Board and Chief Executive Officer in January of 2004. From 1998 to 2004 Mr. Springer was a Managing Director of Odyssey Capital, LLC. From 1994 to 1998, Mr. Springer served as the Chief Financial Officer for IKON Office Solutions - Document Services Division in Houston, Texas. IKON Office Solutions is an office technology company providing total document solutions for many Fortune 500 companies. From 1968 to 1994 Mr. Springer worked within the U.S. Department of Defense, serving in various financial management positions as the Financial Officer of several strategic tactical NATO organizations. During this period 1978 - 1986 Mr. Springer was an adjunct professor in the European Division of the University of Maryland in their Business College. Mr. Springer graduated from the University of Akron with a Bachelor of Science in industrial engineering and from the University of Utah with an MBA. Postgraduate studies include the Naval Post Graduate School in Monterey, California and the Air War College in Montgomery, Alabama both during his military career.

     Edward C. Gaiennie. Mr. Gaiennie has served as a director of the Company since April 2003. He became Principal Accounting Officer, Secretary, Treasurer and Chief Financial Officer of the Company in January 2004. From 1999 to 2004, Mr. Gaiennie was Controller of Odyssey Capital, LLC and its predecessor Company ROI Group, LLC. Previous to 1999, Mr. Gaiennie was employed as a certified public accountant. Seven of those years were with Price Waterhouse Coopers LLP. In his eleven years of public accounting Mr. Gaiennie served as a business advisor to high growth companies with an emphasis in construction and manufacturing. Mr. Gaiennie has a Bachelor of Science degree in business and accounting from Louisiana State University.

     A.V. "Buddy" McGraw. Mr. McGraw has served as a director since November 2000. Since 1977, he has served as General Manager and President of Centex Materials, Inc., a wholly owned subsidiary of Centex Corporation. In 1991, Mr. McGraw co-founded Phonon Technologies, Inc., a small microwave research and development company in Houston, Texas, which later sold its assets to Microwave Technology Acquisition Corporation in 1996. Mr. McGraw has previously served as Chairman of the Board of the Texas Aggregate and Concrete Association and he continues to provide consulting services to the construction aggregate and ready mix concrete industries. A recipient of the Austin, Texas' Distinguished Citizen Award, Mr. McGraw has been active in the Texas political arena, and has proven to be an effective negotiator with regulatory agencies, energy corporations, government authorities, financial institutions and the transportation industry. Mr. McGraw graduated from the University of Texas at Austin with a business administration degree.

     James W. Hammond. Mr. Hammond has served as a director since July 2001. In 1986, Mr. Hammond co-founded Administaff, one of the largest professional employer organizations in the United States. In 1997, Mr. Hammond retired from Administaff as a director and as Senior Vice President, after its initial public offering. Prior to founding Administaff, Mr. Hammond held several positions at Exxon in a wide range of activities including research, refining, new ventures, chemicals, production, pipelines, transportation, sales and marketing, and corporate planning. Presently, he holds management and advisory positions in five private companies and serves on the Board of Directors of three national charities and a university. Mr. Hammond received a Bachelor of Science degree in chemical engineering from Virginia Tech and did post graduate work in economics at the University of Houston.

Audit Committee Matters

     The Company's Audit Committee is comprised of James Hammond and Buddy McGraw. The Audit Committee is responsible for, among other things, overseeing the Company's accounting and financial reporting processes and audits of the Company's financial statements. There are currently no members of the Audit Committee who qualify as an "audit committee financial expert." There are currently no members of the Audit Committee who are "independent" as defined in federal securities laws. The Company intends to add additional members to the Board of Directors, and the Audit Committee, that would qualify as a financial expert and as independent. However, the Company cannot assure you as to whether, or when, they will succeed in recruiting an acceptable director.

Section 16(a) Beneficial Ownership Reporting Compliance


     Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's executive officers and directors and any persons who own beneficially more than 10% of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") as well as to furnish the Company with a copy of each such report. Additionally, SEC regulations require the Company to identify in its proxy statement and Annual Report on Form 10-KSB those individuals for whom one or more of these reports required under Section 16 was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To management's knowledge, no executive officers, directors and 10% stockholders have met the requirements of Section 16(a) during the 2002, 2003 and 2004 fiscal years. Specifically, Mr. Springer and Mr. Gaiennie failed to file Form 3's in fiscal year 2004. Mr. Springer and Mr. Gaiennie failed to file a Form 4 or Form 5 upon the issuance of their respective restricted stock rights granted in April 2004.


Code of Ethics

     The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees.

ITEM 10  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain information concerning the compensation paid or accrued by IPRC to or on behalf of the Company's Chief Executive Officer and other executive officers for services provided in the fiscal years indicated.

                           SUMMARY COMPENSATION TABLE
      Name and
      Principal Positions                Year      Annual Compensation compensation             Compensation
                                                    Salary ($)       Bonus ($)        Stock Award            Options
                                                    ----------       ---------        -----------    ---------------------
      Alan B. Springer (Chairman and
      CEO) (1)                             2004     $     38,500                         $75,000(2)

      Henry H. Kartchner (Former
      Chairman and CEO) (3)                2004     $      1,000
                                           2003     $     17,500
                                           2002     $     30,000                                              450,000(4)
                                           2001                -
                                           2000     $     16,155        $120,000
      Christopher G. DeClaire (Former
      CEO) (5)                             2003     $     17,308
      C. Brent Kartchner (Former
      President) (6)                       2004     $      1,000
                                           2003     $     29,077
                                           2002     $     56,302                                              400,000(7)
                                           2001     $    112,460
                                           2000     $    130,770         $50,000
      Edward C. Gaiennie (CFO) (8)         2004     $     38,500                         $35,000(9)
      William W. Chalmers, Jr.
      (President & CEO) (10)               2001     $    100,440

                                           2000     $     12,500

(1) Mr. Springer was appointed Chief Executive Officer in January 2004, this includes Mr. Springer's compensation from January 2004 until October 31, 2004.

(2) Mr. Springer was granted the right to 750,000 restricted shares as a part of his incentive driven compensation package which included a lower than market salary upon the closing of a $1,500,000 financing. As of October 31, 2004, the financing had not closed. Mr. Springer will not receive dividends on the restricted shares until the financing has closed. As of October 31, 2004, the value of the restricted shares using the Company's closing price of $0.09 per share on October 29, 2004 is $67,500.

(3) Mr. Henry Kartchner was Chief Executive Officer from April 2001 until April 2004; this table includes all compensation paid to Mr. Kartchner during that period.

(4) Mr. Kartchner was issued an option to purchase 450,000 shares of the Company's common stock pursuant to the 2002 Option Plan at an exercise price of $0.20 per share. As of October 31, 2003, those options were null and void because the Company did not receive stockholders authorization for the 2002 Option Plan.

(5)  DeClaire was the Chief  Executive  Officer from January to May of 2003.

(6) Mr. Brent Kartchner was president until April 2004; this table includes all compensation paid to Mr. Kartchner through April 2004.

(7) Mr. Kartchner was issued an option to purchase 400,000 shares of the Company's common stock pursuant to the 2002 Option Plan an exercise price of $0.20 per share. As of October 31, 2003, those options were null and void because the Company did not receive stockholders authorization for the 2002 Option Plan.

(8) Mr. Gaiennie was appointed Chief Financial Officer in January 2004, this includes Mr. Gaiennie's compensation from January 2004 until October 31, 2004.

(9) Mr. Gaiennie was granted the right to 350,000 restricted shares as a part of his incentive driven compensation package which included a lower than market salary upon the closing of a $1,500,000 financing. As of October 31, 2004, the financing had not closed. Mr. Gaiennie will not receive dividends on the restricted shares until the financing has closed. As of October 31, 2004 the value of the restricted shares using the Company's closing price of $0.09 per share on October 29, 2004 is $31,500.

(10) Mr. Chalmers was President and Chief Executive Officer from October 16, 2000 to April 24, 2001, this table includes all compensation paid during that time period.


                        Option Grants in 2002Fiscal Year
                               (Individual Grants)

                        Number of Securities   Percent of Total
                         Underlying Options   Options Granted to      Exercise or
                              Granted            Employees in          Base Price           Expiration
Name                            (#)               Fiscal Year            ($/Sh)                Date
----------------------- --------------------- -------------------- ------------------- ----------------------
Henry H. Kartchner            450,000                 13%                $0.20         November 1, 2010 (1)
C. Brent Kartchner            400,000                 12%                $0.20         November 1, 2010 (1)

(1) These options were issued pursuant to the 2002 Option Plan. As of October 31, 2003, these options were null and void because the Company did not receive stockholders authorization for the 2002 Option Plan.

Compensation of Directors

         Directors receive no compensation or fees for their services rendered in such capacity at this time.

Employment Contracts

         The Company had not entered into employment contracts with any of its employees.

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

     As of November 22, 2005, 40,085,029 shares of common stock were outstanding. The following table sets forth, as of September 13, 2005, certain information with respect to shares beneficially owned by: (a) each person who is known to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each director or nominee for director, (c) each named executive officers, and (d) all current directors and executive officers as a group.

     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

     To the Company's knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The address of each of the individuals listed is 1970 S. Starpoint Drive, Houston, Texas 77032, except where footnoted.


                                                                            SHARES BENEFICIAL OWNED
BENEFICIAL OWNER                                             SHARES OF COMMON STOCK           PERCENT OF CLASS
----------------                                             ----------------------           ----------------
Henry H. Kartchner                                                2,691,020 (1)                     4.35%
Alan B. Springer                                                  1,600,000 (2)                     2.59%
C. Brent Kartchner                                                  876,525 (3)                     1.42%
Edward C. Gaiennie                                                  950,000 (4)                     1.54%
Rex Lewis (5)                                                     8,578,205 (6)                    13.87%
Don B. Carmichael (7)                                            27,101,900 (8)                    43.83%
All current directors and executive officers as a group            2,700,000                        4.37%
(8 persons)


(1) Includes 1,087,646 shares held by Food Development Corporation which Mr. Kartchner controls. This does not include Mr. Kartchner's option to purchase 450,000 shares of the Company's common stock because such option is null and void pursuant to the terms of the 2002 Option Plan.

(2) Includes 750,000 shares of restricted stock to be issued to Mr. Springer for the completion of the $1,500,000 financing and 850,000 shares to be issued to Mr. Springer for the negotiation and restructuring of approximately $5.1 million of the Company's debt. As of September 13, 2005, the financing was completed and the majority of the Company's debt has been restructured.


(3) This does not include Mr. Kartchner's option to purchase 450,000 shares of the Company's common stock because such option is null and void pursuant to the terms of the 2002 Option Plan.


(4) Includes 350,000 shares of restricted stock to be issued to Mr. Gaiennie for the completion of the $1,500,000 financing and 600,000 shares to be issued to Mr. Gaiennie for the negotiation and restructuring of approximately $5.1 million of the Company's debt. As of September 13, 2005, the financing was completed and the majority of the Company's debt has been restructured.

(5) Mr. Lewis' principal business address is 2325 A Renaissance Dr., Las Vegas, Nevada 89119. The shares beneficially owned by Mr. Lewis are held in the name of Maya, LLC and All Safe, LLC, entities controlled by Mr. Lewis.

(6)  This  includes   $200,000  in  convertible   promissory   notes  which  are
     convertible at $0.15 into 1,333,333 shares of stock in addition to holding warrants to purchase another 666,667 shares at $0.15.


(7) Don B. Carmichael's business address is 714 FM 1960W Suite 107 Houston, TX 77090.


(8) This includes 11,101,900 shares held in the name of IPRC Bridge, LP. Mr. Carmichael is the general partner of IPRC Bridge, LP. Mr. Henry Kartchner and Mr. Hammond are limited partners in IPRC Bridge LP, each owning less than five percent (5%) of the outstanding partnership interests. In addition Mr. Carmichael holds convertible promissory notes totaling $1,400,000 as of September 15, 2005, which are convertible at $.15 and warrants to purchase an additional 4,666,667 shares at $0.15.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 2000, Henry H. Kartchner advanced $50,000 to the Company. The advance was to be repaid one week later, on December 13, 2000, for a fee of $3,000. In July 2001, the unpaid balance of $53,000 was converted into a promissory note accruing interest at a rate of 10% per annum with interest to accrue retroactively from January 1, 2001. The promissory note, which matured on September 15, 2001, gives the holder the option to convert any unpaid balance into shares of the Company's Common Stock at $0.40 per share. In May 2002, Mr. Kartchner agreed to exchange this note, which had an outstanding balance of $71,433, for a limited partnership interest in IPRC Bridge, LP. In connection with this exchange, Mr. Kartchner agreed to cancel the note payable owed by IPRC in exchange for receiving the limited partnership from the IPRC Bridge, LP.

     Through May 2002, Mr. Hammond was owed $16,747 pursuant to advances he had made to the Company. In May 2002, Mr. Hammond agreed to exchange this debt for a limited partnership interest in IPRC Bridge, LP, which was valued at $16,747. In connection with this exchange, Mr. Hammond agreed to cancel the debt owed by the Company in exchange for receiving the limited partnership interest in the IPRC Bridge LP.

     On January 19, 2001, the Company borrowed $375,000 from Maya, LLC. The loan was funded in March 2001 and is secured by the MST Demonstration Unit currently located at the Company's business office in Houston, Texas. The loan currently accrues interest at a rate of eighteen percent (18%) per annum and is payable on demand. During January 2005 the Company settled the note and accrued interest of $743,538 by issuing 2,953,205 shares of the Company Common Stock.

     From April 2001 through September 2001, the Company borrowed $219,500 from Scott Hensel, a former member of the Board of Directors. The loans were used to fund operations and accrued interest at a rate of 20% per annum. They had a staggered maturity schedule. Mr. Hensel loaned an additional $20,000 to the Company in December 2001 under the agreement at an interest rate of 20% per annum. The loan is in default therefore the interest rate was increased to 24%. As of October 31, 2003 and 2002, the Company owed approximately $413,353 and $325,927 in principal and interest respectively. The Company settled the notes and accrued interest by paying $50,000 and issuing 1,397,389 shares of the Company's Common Stock.

     In July 2001, Paul Howarth loaned the Company $222,399 and $26,595 during September and October 2001. The loans, which accrued interest at a rate of 20% per annum, began to accrue interest at a default rate of 24% per annum after December 31, 2001. In connection with these loans, the Company (a) executed a pledge agreement wherein IPRC pledged 100% of the shares of its wholly-owned subsidiary, Petrowave, Inc. and any other subsidiaries the Company forms, and
(b) granted Mr. Howarth a lien on its patents and trademarks.

     In October 1999, the Company issued to Howarth Family Trust, Ltd., a warrant to purchase 1,116,071 shares of IPRC common stock at an exercise price of $3.00 per share. Pursuant to "full-ratchet" anti-dilution provision contained in the warrant, the exercise price of the warrant has decreased to $0.20 per share and the number of shares which may be acquired increased to 16,741,065 shares. The Company settled this agreement in June 2003 by issuing 1,700,000 shares of the Company's common stock and adding $10,000 to his promissory note. During August of 2004 the Company settled the entire promissory note of $258,994 plus accrued interest of $254,779 for a cash payment of $200,000.

     On July 18, 2001, Thomas Rossi purchased 200,000 shares of the Company's Common Stock and a Guaranteed Investment Contract from the Company for $100,000. The Guaranteed Investment Contract entitles the shareholder a 20 times rate of return over a period of 7 years ending on July 18, 2008. The investment is secured by a third position lien on certain equipment of the Company that is leased to a customer and located in a refinery in Torrance, California. The Company may repay this investment, which matures on July 18, 2008, together with the related rate of return earned to that date, any time after July 18, 2002 without penalty. The amount outstanding at October 31, 2004, 2003 and 2002 was $$394,131, $248,354 and $140,503, respectively. In April 2005 the Company and the holder agreed to cancel the agreement and Mr. Rossi received and additional 682,301 shares of stock in addition to the 200,000 initially issued.

     In November 2001, the Company entered into a consulting agreement with Odyssey Capital, LLC wherein Odyssey Capital agreed to provide business and financial advisory services to the Company. The consulting agreement was for a term of three months and provided that Odyssey Capital would receive the following: (a) a monthly financial advisory fee of $20,000, in addition to other compensation if a private placement of securities was made to refinance the Bridge Note. This private placement never was undertaken therefore the contingent fees were not recorded. The agreement continued on a month-to-month basis until the agreement was amended in December 2002. The December 2002 amendment provided that (a) the financial advisory fee would be reduced to $10,000 per month; (b) the agreement would terminate December 31, 2003. The agreement was terminated by both parties in May of 2003 and any amounts owed or due under the agreement were cancelled by and agreed to by both parties.

     Food Development Corporation (FDC), an entity controlled by a stockholder and former officer of the Company, has on occasion loaned the Company funds to support daily operations. During 2003, FDC loaned $80,000 of which funds were used to pay certain employees and consultants. FDC agreed to write off said amounts in 2003. During 2003 and 2004 FDC made loans to the Company in support of the daily operation. During June of 2003 the Company entered into an office-sharing-agreement with FDC. The amount of reimbursement accrued and offset against loans made by FDC for the years ended October 31, 2004 and 2003 was $44,586 and $19,673 respectively.

     The Company issues shares of IPRC common stock in the form of restricted stock to participating officers and employees. The restricted stock generally has a vesting period before issuance during which time it is subject to forfeiture if the participants' employment is terminated. Once issued the stock sale is restricted under rule 144. Unearned compensation expense associated with restricted stock grants represents the market value of IPRC common stock at the date of grant and is recognized as a charge to income ratably over the vesting period. During fiscal year 2004 the Company issued 2,000,000 shares.

ITEM 13           EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are to be filed as part of the annual report:

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

10.2 Loan Agreement dated January 19, 2001 between Maya, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-QSB filed with the Commission on March 20, 2001).

10.3 Purchase of Shares of Common Stock issued to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D of Maya LLC filed with the Commission on September 25, 1997).

10.4 Warrant for the Purchase of Shares of Common Stock dated December 11, 1997 issued to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on December 22,
         1997).

10.5 Warrant for the Purchase of Shares of Common Stock dated March 11, 1998 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on March 23, 1998).

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

10.11    License Agreement between IPRC and Tradewinds Oil and Gas Inc.

10.12 Security Deposit Forbearance Agreement, dated June 8, 2004, between IPRC and successor in interest to Mobil.

10.13 Management Agreement, effective August 1, 2005, between IPRC and Agribiofuels, LLC.

10.14    2002 Stock Option Plan

10.15    Form of Note Agreement, executed in 2005, between IPRC and investors.

10.16 Form of Registration Right Agreement, executed in 2005, between IPRC and investors

10.17    Form  of  Warrant  Agreement,   executed  in  2005,  between  IPRC  and
         investors.

10.18    Strategic Marketing Manufacturing and Technology Licensing Agreement.

21.1     Subsidiaries of Registrant

31.1     Certification of Alan Springer.

31.2     Certification of Edward Gaiennie.

32.1     Certification for Sarbanes-Oxley Act of Alan Springer.

32.2     Certification for Sarbanes-Oxley Act of Edward Gaiennie.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Malone & Bailey, PC, are the Company's independent auditors engaged to examine the financial statements of the Company for the fiscal years ended October 31, 2004 and 2003. Malone & Bailey, PC has performed the following services and has been paid the following fees for these fiscal years:

Audit Fees

         Malone & Bailey, PC was paid aggregate fees of approximately $55,000 for the fiscal years ended October 31, 2004 and 2003 for professional services rendered for the audits of the Company's annual consolidated financial statements.

Audit Related Fees

         Malone & Bailey, PC was not paid any additional fees for the fiscal years ended October 31, 2004 and 2003 for assurance and related services reasonably related to the performance of the audit of the Company's consolidated financial statements.

Tax Fees

         Malone & Bailey, PC was not paid any aggregate fees for the fiscal years ended October 31, 2004 and 2003 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

         Malone & Bailey, PC was paid no other fees for professional services during the fiscal years ended October 31, 2004 and 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         IMPERIAL PETROLEUM RECOVERY CORPORATION


                         By: /s/  Alan Springer
                            --------------------------------------------------
                               Alan Springer, Chairman and Chief
                               Executive Officer

                         Date:    November __, 2005

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                           Date

/s/ Alan Springer
-------------------------------      Chairman of the Board                       November __, 2005
Alan Springer                        and Chief Executive Officer


/s/ Edward C. Gaiennie               Vice President, Chief Financial Officer,    November __, 2005
-------------------------------      Principal Accounting Officer
Edward C. Gaiennie                   and Director


/s/ James Hammond
-------------------------------      Director                                    November __, 2005
James Hammond


/s/ A.V. McGraw
-------------------------------      Director                                    November __, 2005
A.V. McGraw

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

10.2 Loan Agreement dated January 19, 2001 between Maya, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-QSB filed with the Commission on March 20, 2001).

10.3 Purchase of Shares of Common Stock issued to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D of Maya LLC filed with the Commission on September 25, 1997).

10.4 Warrant for the Purchase of Shares of Common Stock dated December 11, 1997 issued to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on December 22,
         1997).

10.5 Warrant for the Purchase of Shares of Common Stock dated March 11, 1998 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on March 23, 1998).

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

10.11    License Agreement between IPRC and Tradewinds Oil and Gas Inc.

10.12 Security Deposit Forbearance Agreement, dated June 8, 2004, between IPRC and successor in interest to Mobil.

10.13 Management Agreement, effective August 1, 2005, between IPRC and Agribiofuels, LLC.

10.14    2002 Stock Option Plan

10.15    Form of Note Agreement, executed in 2005, between IPRC and investors.

10.16 Form of Registration Right Agreement, executed in 2005, between IPRC and investors

10.17    Form  of  Warrant  Agreement,   executed  in  2005,  between  IPRC  and
         investors.

10.18    Strategic Marketing Manufacturing and Technology Licensing Agreement.

21.1     Subsidiaries of Registrant

31.1     Certification of Alan Springer.

31.2     Certification of Edward Gaiennie.

32.1     Certification for Sarbanes-Oxley Act of Alan Springer.

32.2     Certification for Sarbanes-Oxley Act of Edward Gaiennie.