Form 10KSB
period 2005-10-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2006-03-21
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For fiscal year ended October 31, 2005.

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

                                (Title of Class)


Check if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this report and no such disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 Yes:___  No:_X_

The issuer's revenues for the fiscal year ended October 31, 2005 was $5,000.

Based on the last sale price of $0.43 on March 7, 2006, the aggregate market value of shares of Common Stock held by non-affiliates was approximately $10,460,140.

As of March 7, 2006, 40,898,180 shares of the Company's common stock were outstanding.

Transitional small business disclosure format: ____Yes _X_  No___

Part I.........................................................................1

Item 1     Description Of Business.............................................1

Item 2     Description Of Property.............................................6

Item 3     Legal Proceedings...................................................6

Item 4     Submission Of Matters To A Vote Of Security Holders.................6

Part II........................................................................7

Item 5     Market For Common Equity And Related Stockholder Matters............7

Item 6     Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations..........................................10

Item 7     Financial Statements...............................................15

Item 8     Changes In And Disagreements With Accountants On Accounting
           And Financial Disclosure ..........................................34

Item 8a    Controls And Procedures............................................34

Item 8b    Other Information..................................................35

Part III......................................................................36

Item 9     Directors, Executive Officers, Promoters And Control Persons;
           Compliance With Section 16(A) Of The Exchange Act .................36

Item 10    Executive Compensation.............................................38

Item 11    Security Ownership Of Certain Beneficial Owners And Management.....39

Item 12    Certain Relationships And Related Transactions.....................40

Item 13    Exhibits And Reports On Form 8-K...................................41

Item 14    Principal Accountant Fees And Services.............................43

Signatures....................................................................44

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


                                     PART I


ITEM 1   DESCRIPTION OF BUSINESS


General


       Imperial Petroleum Recovery Corporation (the "Company" or "IPRC"), with its wholly owned subsidiary Petrowave Corporation, is a Houston based company that has patented microwave technology for use in petroleum and alternative energy applications, called Microwave Separation Technology ("MST"). IPRC's goal is to become a leader in developing and marketing innovative commercial radio frequency ("RF") energy applications that can be used within the petroleum and other industries to treat emulsions containing oil, water, and solids, in the production process to enhance process efficiency and improve our customers' end product, or in the creation of biodiesel fuels.

       IPRC was founded in 1990 as a Nevada corporation. Since 1995 our primary business has been the development, marketing and distribution of MST. During 2005, we began to focus on the use of MST in the production of biodiesel fuel by acquiring a 20% interest in Argibiofuels, LLC. The Company's offices are located at 1970 South Starpoint Drive, Houston, Texas, and our phone number is (281) 821-1110. Our common stock currently trades Over-The-Counter (OTC) as a Pink Sheet stock under the symbol "IREC".

       Additional information about Imperial Petroleum Recovery Corporation can be found on our website, www.iprc.com. Reports filed with the Securities and Exchange Commission ("SEC") may be viewed or obtained at the SEC Public Reference Room in Washington D.C., or at the SEC's web site, www.sec.gov.

Products and Potential Products


       We currently offer MST to the oil field industry and are developing the use of MST in the marine industry and in the production of biodiesel. MST technology uses RF to separate water and oil emulsions. Emulsions are homogenous mixtures of oil and water components (or other normally immiscible components).

       Oil and Gas Industry


       We have created four (4) MST systems to be used in the oil and gas industry, MST-1000, MST-2000, MST-4000 and MST-150, our self-contained mobile system. Produced oil contains water that is costly to transport and damaging to infrastructure. MST applies RF energy to separate the water and oil emulsions, allowing the removal of the water and production of the oil. The RF energy breaks the emulsion by preferentially heating the water inside the oil matrix, which creates differences in surface tension and viscosity. After RF energy is applied, the materials are pumped into a separation tank. If immediate separation is required, a centrifuge can be utilized.

       The separated oil is then pumped into holding tanks for shipment to customers. The separated water and sediments can be handled in accordance with the customer's environmental regulations.

       Each MST system is computer-controlled and contains all the elements needed to reclaim oil from oil emulsion and "rag layer" water located in refineries, tank storage and waste pits. In its initial refinery application, the MST system has been used to improve the efficiency of desalter operations. MST systems are modular and can be conjoined to handle larger capacity requirements as required by the customer. The MST 150 is a self-contained mobile unit that can be moved to a client's site to demonstrate the effectiveness of the large scale MST 1000 series in resolving various emulsion or process applications.

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


         Marine Industry

         We currently have a patent pending for the use of MST in marine on board systems. The Marine Industry MST is under development to improve the efficiency of bilge water handling aboard large ships. Bilge water is a mixture of water and a very small percentage of oil that probably is inadvertently diverted from the engine. Companies that have ships typically try to have systems on-board to capture this small percentage of oil (<1%) so that they avert the risk of heavy fines should the bilge with oil be accidentally discharged since it causes huge environmental problems.

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


         Production of Bio-Diesel

         We currently have a patent pending for the use of MST in the production of biodiesel. In 2005, we began laboratory and field trials to determine the value of employing MST technology to enhance the throughput and settling times for existing biodiesel production processes, in response to the Federal Directives outlined in the US Energy Policy Act of 2005 and related legislation in the United States and the European Union.

       In August 2005, we licensed the use of MST in the production of biodiesel to Agribiofuels. Agribiofuels plans to build and operate a high-efficiency, cost effective 36 million gallon/year biodiesel production facility. In connection with the license, IPRC entered into a management agreement with Agribiofuels. Pursuant to the management agreement, IPRC agreed to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating MST in the manufacture of biodiesel products. In addition Agribiofuels agreed to pay IPRC a management fee equal to $75,000 per month through Dec. 31, 2005, and $120,000 thereafter during the development and construction period. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon the greater of a throughput fee of $0.15 per gallon of biodiesel produced or all personal cost.

       Pure biodiesel contains no petroleum, is derived from many kinds of seed and vegetable oils produced in the U.S., and can be directly blended with petroleum diesel. When blended with petroleum diesel, the fuel can be readily used in diesel powered vehicles with no mechanical alterations to the engines. The exhaust from a vehicle that is switched to a biodiesel mixture immediately produces cleaner, healthier emissions, and biodiesel is the only alternative to fuel certified by the Environmental Protection Agency that fulfills the requirements of Section 211 (B) of the Clean Air Act.

       The 2005 Energy Policy Act, specifically its Renewable Fuels Standard has created a domestic renewable fuels utilization requirement of 8 billion gallons per year by 2012 with an intermediate goal of 4 billion gallons per year by 2008. The 2005 Energy Policy Act identifies specific groups of consumers who must comply with the Federal guidelines or face economic penalties in the form of lost or reduced tax credits, diverted budget appropriations, and possible fines, including, with certain exceptions:

       o    State, federal and local government agencies,
       o    Large trucking companies,
       o    School districts with bus fleets,
       o Mass transit companies and contractors doing business with the Federal Government.

         In addition to the potential penalties for non-compliance, there are incentives to producers, blenders and consumers who use alternative fuels.

         The U.S. consumes over 170 billion gallons of petroleum fuel annually. Of this amount, petroleum diesel accounts for about 40%, or 65 billion gallons. The Energy Policy Act of 2005 mandates that each of these potential diesel customers must use a B20 blend (BXX - where the XX represents the % of biodiesel in the blended product formulation; the difference being the amount of petroleum diesel found in the blend). The most common biodiesel blend used today is referred to as B20, indicating a formulation of 20 percent biodiesel and 80 percent petroleum diesel. The B20 blend is the minimum blend percentage required to comply with all legislative mandates currently in effect.

         The Company believes its MST can be added to existing bio-diesel production processes which can enable plants to increase its throughput rates by turning a batch or semi-batch process into a continuous process. While the Company intends to develop and/or refine marketing plans to penetrate the biodiesel field, MST use in the production of biodiesel is in its early stages of development and there is no guarantee that it will be successful.

Research and Development

         In fiscal year 2005 we incurred $30,633 in research and development costs compared to minimal costs in 2004. IPRC restarted its research and development efforts as of January 2005 to identify other applications for the use of MST, which includes the use of MST in both the marine industry and in the production of biodiesel fuel. In addition, we continue to broaden our petroleum industry focus to both the private and governmental sectors of others industries that we have identified.

Customers


         We intend to market our technology by entering into strategic partnerships with third parties who can market and sale our products world wide. In August 2005, Stone & Webster Management Consultants, Inc., a wholly-owned subsidiary of The Shaw Group, agreed to market and sell our MST systems and technology in the fields of crude oil production, refining and transport, biodiesel and alternative fuels production, bilge water treatment and environmental clean up projects. In exchange we granted Stone & Webster Management Consultants the right to fabricate and integrate all MST systems to be delivered to customers in and outside the United States.


         Currently, we have only leased one MST and sold one MST. However, there are more than 700 oil refineries worldwide with 149 of these located in the United States. Each is a potential customer of the Company. The Company's marketing strategy is to:

         o    Focus on commercialization of microwave technology

         o    Concentrate initially on the 45 refineries in Texas and Louisiana

         o    Execute existing pipeline of contacts and leads.

         Additionally, we have licensed the use of our MST technology in the production of bio-fuels to Agribiofuel, a company which we own an interest.

Competition

         Oil and Gas Industry

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

         Marine Industry

         Currently, the marine industry uses systems that are on board consisting of water/oil separators; centrifuge systems; chemical systems that add specific chemical compounds to help separate the oil from the bilge water. Almost without exception these on-board systems do not collect all the oil in the bilge which results in the ships having to pump out the bilge when they get to port and have the bilge transported to a facility that specializes in these processes using heat, chemicals and centrifuges. We believe that our products will compete with these products principally on the basis of improved and extended efficacy and reduction in environmental risks.

         The  Company  believes  that  some  of  its  current  competitors  have
significantly  greater  resources,   experience  and  research  and  development
capabilities.

         Production of Bio-diesel

         Competition related to the development of alternative fuels, specifically hydrogen and biodiesel, is difficult to determine due to the nature of the areas of hydrogen and biodiesel fuel generation. According to National Biodiesel Board, as of January 13, 2006 there were 53 biodiesel production plants with stated capacity of 354 million gallons per year in the U.S., of which 11 are in Texas. The Company believes the requirements of the 2005 Energy Policy Act will cause a spike in demand that will far outpace supply for the next ten years and beyond. Already, biodiesel is the fastest growing renewable fuel in the U.S. The National Biodeisel Board's estimates of US sales volume growth have exceeded 100% over the last five years and we believe it will accelerate while the full implications of the 2005 Energy Policy Act are understood

         The  Company  believes  that  some  of  its  current  competitors  have
significantly  greater  resources,   experience  and  research  and  development
capabilities.

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

Government Regulation

         The Company's products are subject to various federal, local, state and international laws and regulations as well as regulations relating to occupational health and safety and the environment including regulations from the U.S. Environmental Protection Agency. Failure to comply with these occupational health and safety and environmental laws and regulations or associated permits may result in the assessment of fines and penalties and the imposition of investigatory and remedial obligations. The Company believes that its products meet or exceed all applicable safety and environmental regulations. All units will be manufactured to meet United States, Canadian and European standards for construction and safety.

Employees

       As March 6, 2006, the Company had five full-time employees, one part-time employee and two part-time consultants.


ITEM 2   DESCRIPTION OF PROPERTY

       The Company leases a 10,000 square foot facility that houses the Company's corporate offices, test facility and manufacturing divisions in Houston, Texas under a lease that expires in March of 2006. The lease payment for this space was $5,950 per month.

       In December 2005 the Company executed an assignable contract to purchase land and improvements. The monthly option payments of $4,000 for four months will be applied toward the total purchase price of $855,000. A feasibility study is being conducted regarding the operation of a high-efficiency, cost effective 36 million gallon/year biodiesel production facility on this property. The property consists of eighteen acres in Dayton, Texas.



ITEM 3   LEGAL PROCEEDINGS


       The Company is not a party to any pending legal proceeding and, to management's knowledge; no federal, state or local governmental agency is presently contemplating any proceeding against the Company.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


       No matters were submitted to a vote of the Company's security holders during the fiscal year ended October 31, 2005.

                                     PART II


ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the OTC Bulletin Board Pink Sheet market under the symbol "IREC." The following table sets forth the range of high and low bid quotations for the Company's Common Stock for each of the quarters within the last three fiscal years:

         Fiscal Year 2005                   Low               High
         ----------------                   ---               ----

         First Quarter (11/1/04-1/31/05)    $ 0.06            $ 0.12
         Second Quarter (2/1/05-4/30/05)    $ 0.09            $ 0.20
         Third Quarter (5/1/05-7/31/05)     $ 0.15            $ 0.35
         Fourth Quarter (8/1/05-10/31/05)   $ 0.25            $ 0.87

         Fiscal Year 2004                   Low               High
         ----------------                   ---               ----

         First Quarter (11/1/03-1/31/04)    $ 0.06            $ 0.12
         Second Quarter (2/1/04-4/30/04)    $ 0.04            $ 0.13
         Third Quarter (5/1/04-7/31/04)     $ 0.10            $ 0.15
         Fourth Quarter (8/1/04-10/31/04)   $ 0.09            $ 0.12

         Fiscal Year 2003                   Low               High
         ----------------                   ---               ----

         First Quarter (11/1/02-1/31/03)    $ 0.13            $ 0.35
         Second Quarter (2/1/03-4/30/03)    $ 0.18            $ 0.20
         Third Quarter (5/1/03-7/31/03)     $ 0.05            $ 0.20
         Fourth Quarter (8/1/03-10/31/03)   $ 0.05            $ 0.11


         The quotations in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The market for Company common stock is limited, sporadic and highly volatile.

Holders

         As  of  March  6,  2006,  there  were   approximately   700  registered
shareholders of the Company's common stock.

Dividends

         The Company has not paid cash dividends to date, and does not expect to pay any cash dividends in the foreseeable future. The Company intends to retain any earnings to finance its future growth.

Equity Compensation Plan Information


         The following tables set forth the Company's common stock issuable to employees pursuant to the above plans for the fiscal year ended October 31, 2005.

                                                                                      Number of Securities
                                                                                    Remaining Available for
                             Number of Securities                                    Future Issuance Under
                               To be Issued Upon            Weighted Average          Equity Compensation
                            Exercise of Outstanding        Exercise Price of            Plans (Excluding
                             Options, Warrants and        Outstanding Options,             Securities
   Plan Category                    Rights                Warrants and Rights        Reflected in Column A)

                                      (A)                         (B)                         (C)
                                      ---                         ---                         ---
Equity Compensation
Plans Approved by
Security Holders                               -                           -                          -

Equity Compensation                    5,265,000                      $0.047                  3,714,120
Plans Not Approved by
Security Holders
                          -----------------------------------------------------------------------------
    Total                              5,265,000                      $0.047                  3,714,120
                          =============================================================================


         In April 2004, the board of directors authorized a Restricted Stock Program to provide up to 7,754,120 shares of the Company's common stock to the Company's employees, officers and directors. Awards under the Restricted Stock Program are granted as determined by the Company's board of directors. In October 2005, the Company awarded and issued 2,040,000 shares of the Company's common stock to certain employees, officers and directors. In addition, the Company issued 2,000,000 shares previously awarded during fiscal year 2004 that vested in May 2005.

         In March 2005, we issued options to purchase 1,225,000 shares of common stock to employees whose previous options under the Company's 2002 Option Plan had become null and void because the shareholders of the Company never approved the 2002 Option Plan.

Recent Sales of Unregistered Securities


         In October 2005, we issued 2,040,000 shares of restricted stock to participating directors, officers and employees. In addition, we issued 2,000,000 shares of restricted stock that were granted in fiscal 2004, but vested in 2005..

         During fiscal year 2005 and 2004 the Company issued to investors secured convertible note subscription agreements that generated cash flows of $950,000 and $1,125,000, respectively. Beginning in May 2005 and ending in August 2005 the Company issued $2,175,000 of 12% convertible notes in exchange for all subscription agreements, $2,075,000 were issued for cash and $100,000 in settlement of a trade payable. The notes bear interest at a rate of 12 percent per annum, are convertible into the Company's common stock at $0.15 per share and mature on various dates in fiscal 2007. In connection with the notes, we issued warrants to purchase 7,250,000 shares of the Company's common stock at a exercise price of $0.15 per share that expire in fiscal 2007.

         In April 2005, the Company issued 682,301 shares of stock in full settlement of a Guaranteed Investment Contract with a balance of $467,329.

         During March 2005, the Company agreed to pay $19,987 and issue 461,936 shares of stock in full settlement of $194,028 of deferred salaries owed to current and former employees.

         Also in March 2005, the Company issued new options to employees who were not executive officers totaling 1,225,000 shares with an exercise price $0.20. The Company issued these new options because the employees held options under the 2002 Option Plan which became null and void as of November 1, 2003 because the Company failed to receive stockholder approval for the plan.

         In January of 2005, the Company issued 2,953,205 shares of stock in full settlement of $375,000 in outstanding debt and $339,429 in accrued interest.

         Effective January 1, 2005, we issued 11,101,900 shares of stock upon the conversion of notes with an aggregate outstanding balance of $1,724,417. These notes, as amended, were issued during fiscal years 2002 and 2003, to an investor, bore interest at a rate of 12 percent per annum and matured on December 31, 2004.

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

         Raising Additional Capital. Finding and securing working capital was the first step in the business model. The Company was able to raise $2,075,000 in cash during the fiscal years ended October 31, 2005 and 2004. These dollars were utilized to keep the company operational.

         Settle Prior Obligations. During fiscal year 2005 the Company has settled, among other obligations, (1) a Guaranteed Investment Contract liability and associated accrued interest in exchange for 682,301 shares of the Company's common stock, (2) $194,028 of deferred salaries owed to current and former employees in exchange for $19,987 and 461,936 shares of the Company's common stock, (3) $375,000 in outstanding debt and $339,429 in accrued interest in exchange for 2,953,205 shares of stock, and (4) $1,725,417 in outstanding debt and $561,048 in accrued interest in exchange for 11,109,900 shares of stock.

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

         Bring SEC Filings Up-To-Date. In December 2005, the Company filed its annual Form 10-KSB for the years ended October 31, 2002, 2003 and 2004. The Company had previously filed its annual Form 10-KSB for the year ended October 31, 2001. The Company continues its efforts to bring all SEC filings up-to-date.

         Establish Strategic Relationships. In 2005, we entered into a management agreement with Agribiofuels, a company we acquired an equity interest in. we have agreed to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating MST in the manufacture of biodiesel products. Agribiofuels plans to build and operate a high-efficiency, cost effective 36 million gallon/year biodiesel production facility.

         During fiscal year 2004, we began looking for a strategic partner who could be the Company's global provider of turnkey, value-added engineering design, procurement, construction, maintenance, and operations services supporting the petrochemical, refining and gas processing industries. In fiscal 2005, the Company entered into a Strategic Marketing, Manufacturing and Technology Licensing Agreement with a subsidiary of a Fortune 500 organization with over 18,000 employees strategically located around the world, to fabricate and integrate all MST systems to be delivered to customers in and outside the United States in exchange for marketing and sales contributions in the fields of crude oil production, refining and transport, biodiesel and alternative fuels production, bilge water treatment and environmental clean up projects. This relationship is continuing to expand and the Company hopes to receive significant support from the involvement of our strategic partner members on its business development team.

         Develop New MST Applications. We have identified additional technical opportunities for its MST in applications involving biodiesel, bilge water, and environmental hydrocarbon clean-up. Currently a test continues to be conducted to validate the impact of the MST on increasing the biodiesel production process, thus adding production capacity to existing operations. In addition to biodiesel, the Company has continued to evaluate the opportunities for introducing the MST into the marine industry's bilge water treatment process.

Recent Developments
         In December 2005 the Company executed an assignable contract to purchase land and improvements. The monthly option payments will be applied toward the purchase price, if applicable. A feasibility study is being conducted regarding the operation of a high-efficiency, cost effective 36 million gallon/year biodiesel production facility on this property.

         Agribiofuels has sold sixty two $50,000 Class A membership interests for $3,100,000 between October 31, 2005 and January 31, 2006.


       In December 2005 the Company settled $216,840 of deferred salaries with the former officers of the Company by issuing 813,151 shares of the Company stock..

         Effective as of January 1, 2006, we entered into a second forbearance agreement in connection with a marketing agreement, dated October 6, 1999, between the Company and Mobil Technology Company ("MTC"), pursuant to which we owe the successor in interest to MTC a principal amount of $1,000,000. . Pursuant to the 1999 agreement, MTC provided IPRC a $1,000,000 security deposit, which IPRC was to repay on August 10, 2003. Pursuant to the first forbearance agreement, dated June 8, 2004, if the Company entered into a contract for the sale, or license of one or more MST units by October 31, 2004, the Company was obligated to payoff the security deposit in six (6) quarterly installments. If

IPRC failed to enter into a contract for the sale, or license of one or more MST units by October 31, 2005 or failed to payoff the security deposit by December 31, 2005, then IPRC would accrue interest on the unpaid security deposit plus any accrued interest, at a rate equal to the prime rate of Citibank (New York) at the close of business on the last business day of the calendar year immediately preceding each respective year plus 4%. Under the second forbearance agreement, we agreed to pay the successor in interest of MTC a total of $500,000 by December 31, 2006, of which $200,000 shall be paid on or before March 1, 2006, $75,000 on or before March 31, 2006, $75,000 on or before June 30, 2006,
$75,000 on or before September 30, 2006 and $75,000 on or before December 31, 2006. As long as this second forbearance agreement is not in default the successor shall waive the remaining principal balance as well as any accrued interest that may have been owed under the agreement.


Results of Operations

Comparison of fiscal years ended October 31, 2005 and 2004
----------------------------------------------------------

         Revenue. Revenue decreased 83%, or $25,200, to $5,000 for the year ended October 31, 2005, compared to $30,200 for the year ended October 31, 2004. Our revenue during fiscal year 2005 was generated from laboratory testing and consulting services, while fiscal year 2004 revenue was primarily generated from a license agreement that expired in 2004. The Company received no revenues in fiscal year 2005 or 2004 for the sale or use of an MST system.

         Selling, General and Administrative. Selling, general and administrative expenses increased 85%, or $491,210, to $1,064,659 for the year ended October 31, 2005, compared to $573,498 for the year ended October 31, 2004. This increase was comprised of (1) approximate increases of $290,000, $18,000 and $14,000 in employee related expenses, sales and other expenses, respectively, resulting from the Company's increased business activity, (2) an approximate $64,000 increase in professional fees primarily incurred in the process of making the Company compliant with the Securities and Exchange Commission, (3) an approximate $15,000 increase representing stock awarded to the Board of Directors in exchange for their service, and (4) an approximate $13,000 decrease in reimbursement receipts of the Company resulting from offsets to and the ending of an office sharing-agreement with a related party. In addition, the Company also settled a management agreement with a related party that resulted in a charge of $26,587. Employee related expenses consist of salaries and wages, payroll taxes, employee insurance, sign-on and performance bonuses.

         Research and Development. Research and development expenses increased to $30,633 for the year ended October 31, 2005 from $0 for the year ended October 31, 2004. During fiscal 2005, IPRC restarted its research and development efforts to identify other applications for MST.

         Interest Expense. Interest expense decreased 20%, or $169,924, to $684,153 for the year ended October 31, 2005, compared to $854,077 for the year ended October 31, 2004. This decrease was the result of the Company issuing 14,737,406 shares of its common stock to settle past due notes and contractual liabilities beginning in August, 2004 and continuing throughout fiscal year 2005; net of a $449,079 increase related to Company's issuance of the 12% convertible notes and related discount amortization.

         Gain on Settlement of Debt. Gain on settlement of debt increased 241%, or $1,631,079, to $2,309,128 for the year ended October 31, 2005, compared to $678,049 for the year ended October 31, 2004. During fiscal 2005, the Company issued 14,517,041 shares of the Company's common stock and paid $31,687 in full settlement of $2,353,092 in outstanding debt and $900,477 of accrued interest. In addition, the guaranteed investment contract, with a balance of $467,329, was terminated and settled in exchange for the Company issuing 682,301 shares of common stock.

         Loss of Non-Controlling Interests in Consolidated Subsidiary. The entire amount, $179,223 shown in the year ended October 31, 2005, represents Agribiofuel's loss attributed to other members and not the Company. This amount has been added to the Consolidated Statements of Operations and thereby excluded from Net Income for the year ended October 31, 2005.

         The Company obtained 20% of the member interests of Agribiofuels during the year ended October 31, 2005. In the Company's judgment it can exert significant influence over the policies and decisions of Agribiofuels although the Company does not have a majority ownership. In accordance with the Financial Accounting Standards Board ("FASB") directive; FIN 46(R) the accounts and operations of Agribiofuels are included in these consolidated financial statements based upon our analysis of FIN 46(R).

Going Concern

         For the year ended October 31, 2005, the Company's independent auditors stated that the Company's financial condition raises substantial doubt about its ability to continue as a going concern. The Company has generated limited revenue through October 31, 2005, and has sustained substantial losses from operations since inception. In addition, as of October 31, 2005, the Company's current liabilities exceeded its current assets by $594,380; it had $1,075,422 of debt obligations that were past due, and an accumulated deficit of $17,936,112. During fiscal year 2005, the Company used $1,314,551 of cash in operating activities, which was funded primarily through the issuance of debt, rather than provided by its operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management will be required to, and expects to, raise additional capital through the offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

Liquidity and Capital Resources

         The Company currently uses cash generated primarily from its financing activities and expects to continue to do so until it is able to generate sufficient capital from its operating activities. The Company expects to continue to experience substantial working capital requirements.

         As of October 31, 2005, the Company had cash of $1,506,515. During fiscal year 2005 the Company executed a management agreement with Agribiofuels, LLC and as a result we believe we have sufficient cash to fund current operations through August 2006. The Company's current burn rate is $100,000 per month. As the operations of the Company continue to ramp up, our burn rate is expected to increase to $120,000 per month. There can be no assurance that the Company's operations will be able to generate sufficient capital from operations. Further, there can be no assurance that the Company will be able to raise sufficient funds from financings to fund its working capital requirements, or if financings occur, that they would be completed on terms favorable to the Company. Failure to raise necessary working capital will cause us to curtail operations.

         Operating Activities. Cash used in operating activities during the year ended October 31, 2005, amounted to $1,314,551, an increase of 194%, or $867,403 over the $447,148 of cash used in operating activities during fiscal 2004. The increase primarily consists of a $530,345 increase in loss from operations and a $435,074 increase in inventory. Inventory primarily represents an MST 150 unit under construction. The MST 150 is self-contained and mobile and can be moved to a client's site to demonstrate the effectiveness of the large scale MST 1000 series in resolving various emulsion or process applications as well as rented or sold.

         Investing Activities. Cash used in investing activities during the year ended October 31, 2005 and 2004, amounted to $4,983.

         Financing Activities. The Company has financed its operating and financing activities primarily through debt and from the proceeds of private placements of common stock. During the year ended October 31, 2005, the Company received proceeds of $950,000, a decrease of 16%, or $175,000, compared to the $1,125,000 received from proceeds of debt in the year ended October 31, 2004.

         During fiscal 2005 Agribiofuels, LLC ("Agribiofuels") sold thirty $50,000 Class A membership interests for $1,500,000. Agribiofuels is an entity for which the Company is the manager and in the Company's judgment it can exert significant influence over its policies and decisions although the Company does not have a controlling interest.

         Subsequent to October 31, 2005 Agribiofuels has sold sixty two $50,000 Class A membership interests for $3,100,000.

ITEM 7   FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm ......................17

Consolidated Financial Statements
---------------------------------

Balance Sheets as of October 31, 2005 and 2004 ...............................18

Statements of Operations for the Years Ended
October 31, 2005 and 2004 ....................................................19

Statements of Stockholders' Deficit for the Years
Ended October 31, 2005 and 2004 ..............................................20

Statements of Cash Flows for the Years
Ended October 31, 2005 and 2004 ..............................................21

Notes to Financial Statements ...........................................23 - 36

                              REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Imperial Petroleum Recovery Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Imperial Petroleum Recovery Corporation (the "Company" or "IPRC") as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred significant losses and has an accumulated deficit at October 31, 2005 totaling $17,936,113. In addition, the Company had $1,075,442 of debt obligations that were past due (Note G), all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in (Note B). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

January 24, 2006

            Imperial Petroleum Recovery Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                As of October 31

ASSETS                                                             2005             2004
                                                               -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                                    $  1,506,515     $    412,156
  Trade accounts receivable, net                                      2,000              200
  Inventory (Note C)                                                480,390                -
  Other receivable - employee advances                                1,344            2,500
  Prepaid expenses                                                        -            4,000
                                                               -------------    -------------
        Total current assets                                      1,990,249          418,856
PROPERTY AND EQUIPMENT, net (Note D)                                135,278          251,223
OTHER ASSETS, net of accumulated amortization of $25,613 and
 $20,831, for the years ended 2005 and 2004,respectively             46,316           47,991
                                                               -------------    -------------
  Total assets                                                 $  2,171,843     $    718,070
                                                               =============    =============

   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Trade accounts payable                                       $    568,364     $    756,558
  Other payables - related parties (Note M)                          30,661          123,115
  Accrued liabilities                                               877,716        1,801,853
  Notes payable - related parties (Note E)                                -          375,000
  Bridge note payable (Note F)                                            -        1,725,417
  Current maturities of long-term obligations (Note G)            1,107,889        1,109,743
  Other                                                                   -            1,807
                                                               -------------    -------------
        Total current liabilities                                 2,584,630        5,893,493

  Long-term obligations net of discount, less current
   maturities (Note G)                                            1,057,796        1,186,403
  Guaranteed Investment Contract Liability, (Note J)                      -          394,132
  Securities of Consolidated Subsidiary, (Note K)                 1,320,777                -
                                                               -------------    -------------
        Total liabilities                                         4,963,203        7,474,028
Commitments and contingencies (Note H)
STOCKHOLDERS' DEFICIT (Notes I and L)
  Common stock, par value $0.001; authorized 100,000,000
   shares; issued and outstanding 40,085,029 and 20,845,687
   shares respectively                                               40,085           20,846
  Additional paid-in capital                                     15,104,668       11,762,008
  Accumulated deficit                                           (17,936,113)     (18,538,812)
                                                               -------------    -------------
        Total stockholders' deficit                              (2,791,360)      (6,755,958)
                                                               -------------    -------------
                                                               $  2,171,843     $    718,070
                                                               =============    =============

        The accompanying notes are an integral part of these statements.

            Imperial Petroleum Recovery Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year ended October 31,

                                                           2005         2004
                                                       -----------  -----------

Revenues                                               $     5,000  $    30,200
Cost of goods sold                                               -          660
                                                       -----------  -----------
         Gross profit (loss)                                 5,000       29,540
Operating expenses
     Selling, general and administrative expenses        1,064,659      573,498
     Research and development                               30,633            -
     Depreciation and amortization expense                 124,834      140,822
                                                       -----------  -----------
     Total operating expenses                            1,220,126      714,320
                                                       -----------  -----------
         Loss from operations                           (1,215,126)    (684,780)
Other income (expense)
     Interest income                                         2,161           10
     Gain on extinguishment of debt                      2,309,128      678,049
     Gain on disposition of assets                          11,466        3,567
     Loss of Non-Controlling Interests in Consolidated
      Subsidiary                                           179,223            -
     Interest expense                                     (684,153)    (854,077)
                                                       -----------  -----------
          Total Other income (expense)                   1,817,825     (172,451)
Income taxes (Note O)                                            -            -
                                                       -----------  -----------
         Net Income (loss)                             $   602,699  $  (857,231)
                                                       ===========  ===========

Net income (loss) per common share - basic (Note N)    $      0.02  $     (0.04)
Net loss per common share - diluted (Note N)                 (0.00)       (0.04)
                                                       ===========  ===========


Weighted average common shares outstanding - basic      35,574,303   19,067,859
                                                       ===========  ===========
Weighted average common shares outstanding - diluted    42,601,508   19,067,859
                                                       ===========  ===========


        The accompanying notes are an integral part of these statements.

            Imperial Petroleum Recovery Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                      Years ended October 31, 2005 and 2004

                                                                                Additional                            Total
                                                      Common stock               paid-in                           Stockholders
                                                Shares           Amount          capital         Deficit             Deficit
                                                ------           ------          -------         -------             -------

Balances as of October 31, 2003                 18,867,419    $   18,868     $  11,548,877    $ (17,681,581)     $  (6,113,836)

Issuance of common stock in satisfaction
of debt (Note I)                                   250,000           250            24,750                 -             25,000
Issuance of common stock in satisfaction
of debt (Note I)                                 1,397,389         1,397           152,315                 -            153,712
Issuance of common stock in satisfaction
of debt (Note I)                                   330,879           331            36,066                 -             36,397
Net loss                                                 -             -                 -         (857,231)          (857,231)
                                              -------------   -----------    --------------   ---------------    ---------------
Balances as of October 31, 2004                 20,845,687    $   20,846     $  11,762,008    $ (18,538,812)     $  (6,755,958)
Issuance of common stock in satisfaction
of debt (Note I)                                11,101,900        11,102         1,099,088                 -          1,110,190
Issuance of common stock in satisfaction
of debt (Note I)                                 2,953,205         2,953           292,367                 -            295,320
Issuance of common stock in satisfaction
of Guaranteed Investment Contract Liability
(Note I and J)                                     682,301           682            88,017                 -             88,699
Discount upon issuance of convertible debt
and warrants (Note G and L)                              -             -         1,407,496                 -          1,407,496
Issuance of common stock in satisfaction
of deferred salaries (Note I and M)                461,936           462            45,732                 -             46,194
Issuance of common stock in accordance with
the Restricted Stock Program (Note I and L)      4,040,000         4,040           409,960                 -            414,000
Net Income                                                                                           602,699            602,699
                                              -------------   -----------    --------------   ---------------    ---------------
Balances as of October 31, 2005                 40,085,029    $   40,085     $  15,104,668    $ (17,936,113)     $  (2,791,360)
                                              =============   ===========    ==============   ===============    ===============


        The accompanying notes are an integral part of these statements.

            Imperial Petroleum Recovery Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          Years ended October 31,
                                                                      -------------------------------
                                                                           2005             2004
                                                                      --------------   --------------
Increase (decrease) in cash and cash equivalents

    Cash flows from operating activities:
    Net income (loss)                                                 $     602,699    $   (857,231)

    Adjustments  to  reconcile  net income  (loss)
    to net cash used in operating activities:
      Depreciation and amortization                                         124,834          140,822
      Loss of Non-Controlling Interests in Consolidated Subsidiary        (179,223)                -
      Share-based compensation                                              214,000          200,000
      Discount amortization on 12% secured convertible notes                261,337                -
      Interest accretion on Guaranteed Investment Contract                   73,197          145,778
      Gain on settlement of debt for stock                              (2,148,808)        (675,229)
      Gain on write-off of accounts payable                               (160,320)          (2,821)
      (Gain)/loss on disposal of property and equipment                    (11,466)                -
    Changes in assets and liabilities:
      Trade accounts receivable                                             (1,800)            (200)
      Other receivables, related party                                        1,156
      Inventory                                                           (480,390)                -
      Prepaid & other expenses                                                4,000         (28,500)
      Other assets                                                          (3,107)
      Trade accounts payables                                                19,066         (53,954)
      Other payables, related party                                          19,895            8,913
      Accrued liabilities                                                   350,380          705,274
      Deferred revenue                                                            -         (30,000)
                                                                      --------------   --------------
         Total adjustments                                              (1,917,249)          410,083
                                                                      --------------   --------------
         Net cash used in operating activities                          (1,314,550)        (447,148)
                                                                      --------------   --------------

   Cash flows from investing activities:
      Purchases of property and equipment                                   (7,641)                -
      Proceeds from disposal of property and equipment                        2,658                -
                                                                      --------------   --------------
         Net cash used in investing activities                              (4,983)                -
                                                                      --------------   --------------

Cash flows from financing activities:
      Principal payments on notes payable - related parties                       -        (254,500)
      Proceeds from sales of securities of consolidated subsidiary        1,500,000                -
      Proceeds from sales of convertible note subscriptions                 950,000        1,125,000
      Principal payments on current portion of long-term obligations        (1,807)         (11,528)
      Principal payments on long-term obligations                          (34,301)                -
                                                                      --------------   --------------
         Net cash provided by financing activities                        2,413,892          858,972
                                                                      --------------   --------------
      Net increase (decrease) in cash and cash equivalents                1,094,359          411,824
      Cash and cash equivalents at beginning of period                      412,156              332
                                                                      --------------   --------------
      Cash and cash equivalents at end of period                      $   1,506,515    $     412,156
                                                                      ==============   ==============
   Supplemental disclosure of cash flow information
      Cash paid during the period for
         Interest                                                     $       8,376    $      16,650
         Taxes                                                                    -                -

        The accompanying notes are an integral part of these statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Organization and business activity
     ----------------------------------

     Imperial Petroleum Recovery Corporation, a Nevada corporation, incorporated in 1982 (the "Company" or "IPRC") commenced operations in the fiscal year 1995 and is committed to developing and marketing a proprietary oil sludge remediation process and microwave separation technology equipment (MST units) that use high energy microwaves to separate water, oil and solids. 2. Principles of consolidation and financial statement presentation

     We consolidate entities when we have the ability to control the operating and financial decisions and policies of the entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity. We use the cost method of accounting where we are unable to exert significant influence over the entity.

     The consolidated financial statements include the accounts and operations of the Company, its wholly-owned subsidiary Petrowave Corporation and Agribiofuels LLC, an entity that the Company has consolidated pursuant to the guidance in FIN 46(R). Significant intercompany transactions and balances have been eliminated in consolidation.

3.   Use of estimates
     ----------------

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

4.   Cash and cash equivalents
     -------------------------

     The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents.

5.   Inventories
     -----------

     Inventory consists of components to be assembled into the Company's products as well as costs of Microwave Separation Technology ("MST") unit(s) under production. Inventory is valued at lower of cost or market. Cost is determined using the first-in, first-out method.

6.   Other assets
     ------------

     Included in other assets are long-term deposits and patents. The cost of patents is capitalized and amortized to operations on the straight-line method over their estimated useful lives or statutory lives whichever is shorter.

7.   Property and equipment
     ----------------------

     Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives. The straight-line method of depreciation is followed for financial reporting purposes.

8.   Impairment of long-lived assets
     -------------------------------

     The Company reviews all long-term assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred, such loss is recognized in income.

9.   Other revenue recognition
     -------------------------

     Revenues from laboratory testing and consulting agreements and rental equipment contracts are recognized in accordance with their terms.

10.  Fair value of financial instruments
     -----------------------------------

     Cash and cash equivalents, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Notes payable to third parties and related parties as reflected in the financial statements approximate their fair value.

11.  Income taxes
     ------------

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

12.  Warrants, Stock options & Restricted stock program
     --------------------------------------------------

     We have stock-based employee compensation plans. As permitted by SFAS 123, "Accounting for Stock-Based Compensation," we continue to account for our stock options in accordance with APB 25, "Accounting for Stock Issued to Employees." Employee stock options are granted at or above the market price at dates of grant which does not require us to recognize any compensation expense. These options expire in five years. The proceeds from options exercised are credited to shareholders' equity.

     If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in fiscal years 2005, 2004 consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

                                                    Fiscal Year Ended October 31


                                                        2005            2004

   Net income (loss) as reported                    $   602,699     $ (857,231)
   Pro forma effect of expensing stock based
   compensation plans using fair value method         (120,000)               -
                                                    -----------     -----------

   Net income, as adjusted                          $   482,699     $ (857,231)
                                                    ===========     ===========

   Basic earnings per common share:
   Net income (loss) as reported                    $      0.02     $    (0.04)
   Pro forma effect of expensing stock based
   compensation plans using fair value method              0.00               -
                                                    -----------     -----------

   Basic earnings per common share, as adjusted     $      0.02     $    (0.04)
                                                    ===========     ===========

   Diluted earnings per common share:
   Net income (loss) as reported                    $    (0.00)     $    (0.04)
   Pro forma effect of expensing stock based
   compensation plans using fair value method            (0.00)               -
                                                    -----------     -----------

   Diluted earnings per common share, as adjusted   $    (0.00)     $    (0.04)
                                                    ===========     ===========



     In December 2004 the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R for Small Business issuers is the first reporting period beginning after December 15, 2005, which will be for our second quarter 2006. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as the "modified prospective" method, but also permits entities to restate financial statements of the previous periods based upon pro forma disclosures made in accordance with SFAS123.

13.  Income (loss) per common share
     ------------------------------

       The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS are calculated by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. In applying SFAS No. 128, the average market price of common stock shall represent a meaningful average. When potential common shares have an antidilutive effect on periods presented, they are excluded in the computation of dilutive EPS.

14.    New Accounting Pronouncements
       -----------------------------

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

NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated limited revenue through October 31, 2005, and has sustained substantial losses from operations since inception. In addition, as of October 31, 2005, the Company's current liabilities exceeded its current assets by $594,380, it had $1,075,442 of debt obligations that were past due, and an accumulated deficit of $17,917,230. During fiscal year 2005, the Company used $1,314,551 of cash in operating activities, which was funded primarily through the issuance of debt, rather than provided by its operations.

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

     The Company has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

     During January of 2004, the Company hired a new management team which has raised $2,175,000 of new capital through October 31, 2005 including $100,000 of accounts payable to a related party which was forgiven in exchange for a $100,000 investment in a 12% convertible note.

     In August 2005 the Company signed a management agreement with Agribiofuels, LLC ("Agribiofuels") a related party to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating Microwave Separation Technology (MST) in the manufacture of biodiesel product. Per the management agreement, Agribiofuels agreed to pay $75,000 per month from August through December 31, 2005 and $120,000 per month during the construction and development period. As of October 31, 2005
Agribiofuels had paid IPRC $50,000 for management services. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon throughput.

     During February 2005, the Company filed for a provisional patent using MST in the production of biodiesel and in January, 2006 filed a patent application titled, "Microwave-Enhanced Process to Maximize Biodiesel Production Capacity". IPRC also continues to participate in a research initiative with several universities and research centers to examine the MST technology in this application.

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


NOTE C - INVENTORY

     The balance at October 31, 2005 primarily represents an MST 150 unit under construction and to a smaller extent consists of components to be assembled into the Company's products. This MST 150 will be self-contained and mobile. It can be moved to a client's site to demonstrate the effectiveness of the large scale, MST 1000 series in resolving various emulsion or process applications as well as rented or sold. As of October 31, 2004 the Company held no inventory.


NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment and estimated useful lives consist of the following:

                                      -----------   ------------  ------------

                                         Years          2005          2004
                                      -----------   ------------  ------------
      Furniture and fixtures              1-5       $    24,244   $    25,113
      Machinery and equipment             2-7            84,862        76,352
      Rental equipment                     7            528,963       528,963
      Transportation Equipment            4-7            96,236       117,441
      Leasehold improvements               5             75,836        75,836
      Demonstration unit                   7            211,140       211,140
                                                    ------------  ------------
                                                      1,021,281     1,034,845
      Less accumulated depreciation                   (886,003)     (783,622)
                                                    ------------  ------------
                                                    $   135,278   $   251,223
                                                    ============  ============

NOTE E - NOTES PAYABLE - RELATED PARTIES

     Notes payable consist of the following:

                                                      ------------  -----------

                                                          2005          2004
                                                      ------------  -----------
          12% note payable, interest compounded
          daily, to Maya, LLC a related party and
          stockholder, was due in full July 31,
          2001, collateralized by demonstration
          unit. Subsequent to the maturity date,
          interest is being charged at the loan
          default rate of 18%, compounded daily.
          Past due at October 31, 2004 and settled
          in January 2005.
                                                      $         -   $  375,000
                                                      ------------  -----------
                                                      $         -   $  375,000
                                                      ============  ===========

NOTE F - BRIDGE NOTE PAYABLE

     In March of 2002, the Company entered into a private placement. In May of 2002 a financing source on behalf of the Company completed the minimum funding ($800,000) requirement under a $2,000,000 private placement with Odyssey Capital. The bridge loan is a secured promissory note bearing interest at 12 percent, compounded monthly, with an initial maturity of December 16, 2002. The note was extended twice to December 31, 2003 and then to December 31, 2004. The debt instruments are convertible at the option of the holder to $0.001 par value common stock at $0.20 per share (trading price during March of 2002). In the event of default, the interest rate on the debt will increase to the maximum allowed by law in Texas (18 percent). The balance of the bridge loan for the years ended October 31, 2005 and 2004 was $0 and $1,725,417, respectively. During January 2005 the note of $1,725,417 and accrued interest of $561,048 were converted into 11,101,900 shares of stock.

NOTE G - LONG-TERM OBLIGATIONS

          Long-term obligations consist of the following:
                                                               ------------  ------------
                                                                   2005          2004
                                                               ------------  ------------

          Security deposit payable to a company relating to
          a prior Marketing Agreement. The note bears
          interest at prime rate plus 4%, compounded daily.
          The interest rate is adjusted annually as of the
          beginning of the year based upon the prime rate at
          the end of the previous calendar year. The
          security deposit was initially due in August
          2003.and pursuant to a forbearance agreement is
          due on December 31, 2005. As of January 20, 2006
          the Company has not made payment although the note
          holder has made no demands.
                                                               $  1,000,000  $  1,000,000
                                                               ------------  ------------

          10% note payable to a corporation, due September
          2003, interest paid in full at date incurred, and
          principal due in full at maturity, not
          collateralized. Note is past due                           75,442        75,442

          11% note to a financial institution, due August
          2005, payments of principal and interest in the
          amount of $418 due monthly, collateralized by
          automobiles                                                     -         4,192

          7.5% note payable to a corporation, due November
          2007, payments of principal and interest of $2,996
          due monthly, collateralized by demo trailer and
          skid.                                                      61,402        91,512

          Convertible notes bearing an interest rate of 12%,
          compounded monthly and a conversion price of $.15
          per share payable to various individuals,
          principal and interest due at maturity.
          Collateralized by liens on the Company's assets.
          Maturity dates are May 26, June 1, and July 26,
          2007. The balance at October 31, 2004 represent
          subscriptions sold.                                     2,175,000     1,125,000

          Less unamortized discount                               1,146,159             -
                                                               ------------  ------------
                                                    Total         2,165,685     2,296,146

          Less current maturities                                 1,107,889     1,109,743
                                                               ------------  ------------
          Long-term portion                                    $  1,057,796  $  1,186,403
                                                               ============  ============

     Scheduled maturities of long-term obligations as of October 31, 2005, are as follows:

              Year ending October 31,
              -----------------------
                Past Due                       $  1,075,442
                2006                                 32,447
                2007                              1,057,796
                                               -------------
                                               $  2,165,685
                                               =============

NOTE H - COMMITMENTS AND CONTINGENCIES

Lessee leasing
--------------

The Company leases office space, a manufacturing and lab facility under an operating lease expiring in the year 2006 with monthly payments of approximately $5,950. Under the operating lease agreement, the Company is required to maintain property insurance and assume the responsibility for maintaining the property.

     The Company's future minimum lease payments under the operating lease as of October 31, 2005, are as follows:


                                                  Operating
              Year ending October 31,               Lease
              -----------------------

                2006                           $     17,850
                                                          -
                Thereafter
                                               -------------
              Total minimum lease payments     $     17,850
                                               =============


NOTE I  - STOCKHOLDERS' DEFICIT

Common stock
------------

     During  fiscal  2004,  the  Company  issued  shares of stock of 330,879 and
250,000 in satisfaction of accounts payable debt of $96,780 and $46,236 respectively.

     Also during fiscal 2004 the Company issued 1,397,389 shares of common stock and paid $50,000 in settlement of a note payable to a related party in which the Company retired $239,500 of debt and accrued interest of $254,574.

     During fiscal 2005 the Company issued shares of common stock as follows:
     a. 11,101,900 shares and 2,953,205 shares in satisfaction of debt, $1,725,417 and $375,000 and related accrued interest of $561,048 and $339,429 respectively.
     b. 4,040,000 shares in the form of restricted stock to participating directors, officers and employees in accordance with the Company's Restricted Stock Program of which 2,000,000 shares correspond to the 2004 fiscal year agreement; as further described in Note L.
     c. 682,301 shares to settle the Guaranteed Investment Contract ("GIC") as described in Note J.
     d. 461,936 shares and paid $19,987 to settle $194,028 of deferred salaries owed to current and former employees. This resulted in a gain on debt extinguishment of $127,847.

NOTE J - GUARANTEED INVESTMENT CONTRACT

In July 2001, a shareholder and former member of the Board of Directors purchased 200,000 shares of the Company's common stock and a Guaranteed Investment Contract ("GIC") from the Company for $100,000. The GIC entitles the shareholder a 20 times the rate of return over a period of seven years ending in 2008 amounting to $2,000,000. The investment was secured by a third position lien on certain equipment of the Company. The Company may repay this investment, which matures on July 18, 2008, together with the related rate of return earned to that date, less the market value of the common stock at the repayment date, any time after July 18, 2002. This obligation is presented as GIC Liability on the balance sheet. The difference between the contract redemption amount and the purchase price was being accreted on a straight-line basis over seven years and was being added to the GIC liability less the market value of the 200,000 shares that were issued. In April 2005 this GIC agreement was terminated and settled. The Company issued an additional 682,301 shares of common stock. The holder agreed to terminate the GIC and release his lien position.

NOTE K - SECURITIES OF CONSOLIDATED SUBSIDIARY, NET

     Agribiofuels, LLC, a Texas limited liability company ("Agribiofuels") is an entity in which the Company owns 20% of the members' equity and a board member, stockholder of IPRC owns 80% of the members' equity. The Company is the manager of Agribiofuels as provided by their management agreement. In the Company's judgment it can exert significant influence over the policies and decisions of Agribiofuels although the Company does not have a majority interest. In accordance with the FASB issued Financial Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51; the accounts and operations of Agribiofuels are included in these consolidated financial statements. Significant transactions with Agribiofuels have been eliminated in consolidation.

     During fiscal 2005 Agribiofuels sold thirty $50,000 Class A membership interests for $1,500,000. The portion of Agribiofuel's loss attributed to the other members has been added to the Consolidated Statements of Operations and thereby excluded from Net Income for the year ended October 31, 2005.

NOTE L - WARRANTS, STOCK OPTIONS & RESTRICTED STOCK PROGRAM

Warrants
--------

     The Company's board of directors has the authority to sell or grant warrants to certain non-employees. These warrants are considered nonqualified for income tax purposes.

     During fiscal 2005 and 2004 the Company received advances totaling $950,000 and $1,125,000, respectively for of 12% convertible notes with 50% warrant coverage issued in May 2005. During the year ended October 31, 2005, the Company issued 7,250,000 warrants in conjunction with the issuance of 12% convertible notes. The warrants vest immediately and have a weighted-average remaining contractual life of 3 years. The exercise price of the warrants is $.15 and they expire during fiscal year 2008. The Company has valued the warrants issued in this transaction at approximately $690,115 using the Black-Scholes pricing model. This amount and a beneficial conversion feature in the amount of approximately $717,381 have been recorded as discount on debt and are being amortized over the life of the debt. The amortization charge for the fiscal year ended October 31, 2005 is $261,337 The Company evaluated these warrants pursuant to the guidance provided in EITF 00-19 and SFAS No. 133, and concluded that they should be accounted for as equity instruments.

     Changes in the Company's warrants are as follows:

                                                                         Exercise         Weighted-average
                                                      Warrants            price            exercise price
                                                  ----------------  -----------------  ---------------------
Outstanding at October 31, 2003                           217,500             $ 3.00                 $ 3.00
     Expired                                              217,500               3.00                   3.00
                                                  ----------------
Outstanding at October 31, 2004                                 -
                                                  ----------------
     Issued                                             7,250,000                .15                    .15
                                                                -
                                                  ----------------
Outstanding and Exercisable at October 31, 2005         7,250,000                .15                    .15
                                                  ================


Options

     The Company also grants stock options to employees for services rendered. The stock options are also nonqualified for income tax purposes. Stock-based compensation is accounted for under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. If the Company had recognized compensation expense based upon fair value at the grant date for the awards consistent with Financial Accounting Standards No. 123 (FAS 123), the pro forma adjustments would not be material to the financial statements.

     During 1999, the Company granted 210,000 stock options to employees with a strike price of $0.43 per share. The options vest immediately and expire in five years. No compensation expense was recognized on the grant date. All of the stock options under this plan expired in January 2004.

     During 2003, the Company established a stock option plan for employees with the initial grant of options. Approved by the Board, the plan was to be put forth in front of shareholders in order for it to be a qualified plan under IRS rules, however due to the Company's financial condition, a stockholder meeting was never held. Under the terms of the plan, if the stockholders fail to approve the plan within a year after the effective date any awards made became null and void. The stock options had an exercise price of $.20 and expired in ten years some of the options vested immediately and others vested over the period of employment. Since all of the employees were terminated on or before June 6, 2003 only the initial grant of 1,650,000 shares were made. As it was the intention of the Company to recognize certain employees under the stock option plan, the Company issued new options in March of 2005 to the employees who were not executive officers totaling 1,225,000 shares with an exercise price $.20. No compensation expense was recognized on the grant date. The Company intends to submit the plan and new options for stockholder's approval at its 2006 stockholders meeting.


     Changes in the Company's stock options are as follows:

                                                                     Exercise       Weighted-average
                                                     Options          price          exercise price
                                                  -------------  ---------------  --------------------
Outstanding at October 31, 2003                        203,023          $ 0.43                  $ 0.43
   Granted                                                   -               -                       -
   Expired                                           (203,023)            0.43                    0.43
                                                  -------------
Outstanding at October 31, 2004                              -
   Granted                                           1,225,000             .20                     .20
                                                  -------------
Outstanding and exercisable at October 31, 2005      1,225,000             .20                     .20
                                                  =============

Restricted Stock Program
------------------------

     The Company issues shares of IPRC common stock in the form of restricted stock to participating directors, officers and employees. The restricted stock generally has a vesting period before issuance during which time it is subject to forfeiture if the participants' employment is terminated. Once issued, the stock sale is restricted under rule 144. Unearned compensation expense associated with restricted stock grants represents the market value of IPRC common stock at the dated of grant and is recognized as a charge to income ratably over the vesting period. During Fiscal year 2004 the Company agreed to issue 2,000,000 shares with a weighted average fair market value of $.10 per share, but had not issued any shares as of October 31, 2004. The compensation charge and related liability for the year ended October 31, 2004 was $200,000. These shares were issued during Fiscal year 2005.

     During Fiscal year 2005 the Company awarded and issued 2,040,000 shares with a weighted average fair market value of $.105 per share. The compensation charge for the year ended October 31, 2005 was $214,000.

NOTE M - RELATED PARTY TRANSACTIONS

     The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have advanced or loaned funds to the Company needed to support its daily operations.

     In addition to matters in Notes E, G, and J the Company had related party transactions relating to the following:

     1.   Agribiofuels, LLC.,("Agribiofuels")
          -----------------------------------

     Agribiofuels, LLC., ("Agribiofuels") is an entity in which the Company owns a portion of the members' equity, a board member serves as a manager and the major stockholder of the Company owns a majority portion of the members' equity. During fiscal 2005, Agribiofuels and the Company signed a management agreement to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating Microwave Separation Technology ("MST") in the manufacture of biodiesel product. Per the management agreement, Agribiofuels agreed to pay $75,000 per month from August through December 31, 2005 and $120,000 per month during the construction and development period. As of October 31, 2005 Agribiofuels had paid IPRC $50,000 for management services. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon throughput.

     2.   Food Development Corporation
          ----------------------------

     Food Development Corporation (FDC), an entity controlled by a stockholder and officer of the Company, has on occasion loaned the Company funds to support daily operations. During 2003, FDC loaned $80,000 of which funds were used to pay certain employees and consultants. FDC agreed to write off said amounts in December 2003. During 2003 and 2004 FDC made loans to the Company in support of the daily operation. During June of 2003 the Company entered into an office sharing-agreement with FDC. The amount of reimbursement accrued and offset against loans made by FDC for the years ended October 31, 2005 and 2004 was $31,921 and $44,586 respectively. The payable balances included in related party payables were $19,141, as of October 31, 2005 and 2004.

     During fiscal 2005 the Company sold two vehicles to FDC with a net book value of $3,535 for cash proceeds of $2,658 and the related party forgiving a related party payable of $12,343. This resulted in a gain on sale of assets of $11,466.

     3.   Management agreement
          --------------------

     During November 1998, the Company entered into a five year management agreement with a company controlled by a major stockholder. The agreement calls for general business and financial consultation and certain management services to be provided to the Company by the related party in exchange for an annual management fee equal to five percent of the Company's gross revenues. The agreement ended in November 2003. Accordingly, during 2005 and 2004, the Company did not record any management fees in conjunction with this agreement. The Company has a balance payable of $73,413 as of October 31, 2004. The amount owed was in dispute so the Company settled for $100,000 as the stockholder agreed to invest the $100,000 accrued management fees and $100,000 cash in the Company's 12% Convertible notes issued in June 2005.

     4.   Employee Benefits
          -----------------

     During 2005 and 2004 an entity owned by Mr. Springer, the chief executive officer of the Company ("CEO"), and Mr. Gaiennie, the chief financial of the company ("CFO") provided benefits to certain employees utilizing a professional employment organization ("PEO"). For this service the Company paid $71,243 and $33,332 in 2005 and 2004, respectively. The employees covered were paid a portion of their salaries through the PEO Company. This amount was approximately $27,662 and $4,600 in 2005 and 2004, respectively. The entity owned by the CEO and CFO had an existing contract with the PEO as the Company's credit made it difficult to purchase insurance for its employees. The $4,000 prepaid expense balance at October 31, 2004 represents November 2004 benefits paid in October 2004.

     5.   Employee deferred Salaries
          --------------------------

     During fiscal 2005 the Company paid $19,987 and issued 461,936 shares in full settlement of $194,028 of deferred salaries owed to current and former employees. This resulted in a gain on debt extinguishment of $127,847.

     6.   Other Related Party Payable
          ---------------------------

     During 2003 Mr. Christopher DeClaire, the Company's former chief executive officer made a loan to cover payroll cost and is owed a balance of $19,821 as of October 31, 2005 and 2004. This amount is included in related party payables. In addition the Mr. C. Brent Kartchner, the Company's former President is owed for $10,747 of un-reimbursed expenses as of October 31, 2005 and 2004.

NOTE N - INCOME (LOSS) PER COMMON SHARE

     The  following  data show the amounts used in computing  basic and dilutive
EPS.

                                                                         Year ended October 31,
                                                                 -------------------------------------

                                                                        2005                 2004
                                                                 -----------------     ---------------
Net income (loss) per common share - basic and diluted
   Net income, (loss) available to common shareholders - basic   $        602,699      $    (857,231)
   Adjustments to net income for 12% convertible notes                  (697,079)                   -
                                                                 -----------------     ---------------
   Net income (loss) available to common shareholders - diluted  $       (94,380)      $    (857,231)
                                                                 =================     ===============

Common shares outstanding during the entire period                     20,845,687          18,867,419
Weighted average common shares issued during the period                14,728,616             200,440
                                                                 -----------------     ---------------
Weighted average number of common shares used in basic EPS             35,574,303          19,067,859

Dilutive effect of 12% convertible debt                                 5,725,114                   -
Dilutive effect of warrants issued with convertible debt                1,145,023                   -
Dilutive effect of stock options                                          157,068                   -
                                                                 -----------------     ---------------
Total dilutive effect of debt, warrants and options                     7,027,205                   -
                                                                 -----------------     ---------------
Weighted average number of common shares and dilutive potential
common stock used in diluted EPS                                 $     42,601,508      $   19,067,859
                                                                 =================     ===============
Net income (loss) per share - basic                                          0.02              (0.04)
Net income (loss) per share - diluted                            $         (0.00)      $       (0.04)
                                                                 =================     ===============


     The adjustments for the 12% convertible notes included in Net Income (loss) diluted for the year ended October 31, 2005 include adding the 12% stated interest of $187,743 adding the amortized debt discount for the year ended October 31, 2005 of $261,337 and subtracting the unamortized debt discount of $1,146,159.

     The dilutive effect of 12% convertible debt, stock options and warrants were calculated using an average per share market price of the common stock for the time period that the instruments were outstanding which is considered to be a reasonable average based upon the application of SFAS 128. The average per share market prices used in the calculations for the 12% convertible debt and warrants was $0.32 and for the stock options was $0.26.

NOTE O - INCOME TAXES

     The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of October 31, 2005, the Company has generated approximately $15,271,383 of net operating loss carryforwards which will expire in the years 2013 through 2025. Internal Revenue Code section 382 ("Section 382") restricts the use of these net operating losses in future periods if the Company has a "substantial change in ownership" as defined by
Section 382. The Company has had significant equity transactions in both the current and prior periods. Due to this equity activity and the restrictions resulting under Section 382, most of the Company's NOLs may not be available to offset future taxable income. The Company has fully reserved the deferred tax asset resulting from the net operating loss carryforwards.

     For the years ended October 31, deferred tax asset consisted primarily of the following:


                                                    2005               2004
                                               --------------     --------------
        Deferred tax assets
                                               $   5,350,918      $   6,162,058
           Net operating loss carry forward
              Valuation allowance                (5,350,918)        (6,162,058)
                                               --------------     --------------
                                               $           -      $           -
                    Net deferred tax asset
                                               ==============     ==============



NOTE P - SUBSEQUENT EVENTS

     Agribiofuels has sold sixty two $50,000 Class A membership interests for $3,100,000 between October 31, 2005 and January 24, 2006.

     In December, 2005 the Company executed an assignable contract to purchase land and improvements and Agribiofuels has paid the monthly non refundable option fee due hereunder. The monthly option payments will be applied toward the purchase price, if applicable. A feasibility study is being conducted regarding the operation of a high-efficiency, cost effective 36 million gallon/year biodiesel production facility on this property.

     In December 2005 the Company settled $216,840 of deferred salaries with the former Officers of the Company by issuing 813,151 shares of the Company stock..


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None


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

     At the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Company's disclosure controls and procedures. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2005 and October 31, 2004 the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

     There were no changes in internal controls over financial reporting that occurred during the quarter ended January 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



ITEM 8B  OTHER INFORMATION


The Company failed to file an 8-K for the following:

     o In December, 2005 the Company executed an assignable contract to purchase land and improvements. Upon the end of the four month option period, the option payments of $4,000 will be applied toward the purchase price of $855,000, if applicable. The Company and Agribiofuels, LLC anticipate that a high-efficiency, cost effective multi-million gallon/year biodiesel production facility will be built on this property, if feasible.

     o Agribiofuels, LLC has sold sixty two $50,000 Class A membership interests for $3,100,000 between October 31, 2005 and January 31, 2006.

     o In October, 2005 Agribiofuels, LLC sold thirty $50,000 Class A membership interests for $1,500,000.

     o During fiscal year 2005 the Company granted and issued 2,040,000 shares of restricted stock to participating directors, officers and employees with a weighted average fair market value of $.105 per share and issued 2,000,000 shares of restricted stock to participating officers and employees that it had previously granted during fiscal year 2004.

     o In August 2005, the Company and Agribiofuels, LLC ("Agribiofuels") signed a management agreement to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating Microwave Separation Technology ("MST") in the manufacture of biodiesel product. In conjunction with the management agreement, the Company received a 20% equity interest in Agribiofuels. Commencing August 1, 2005 in accordance with the management agreement, Agribiofuels shall pay IPRC, in consideration of the services rendered by IPRC equal to $75,000 per month through Dec. 31, 2005, and $120,000 per month thereafter during the construction and development period. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon throughput.

     o During June 2005, the Company settled with a stockholder a debt that resulted from a five year management agreement. The Company settled for $100,000 as the stockholder agreed to invest these funds and $100,000 cash in the Company's 12% Convertible notes. The Company recorded a $26,587 charge to its Statement of Operations.

     o In fiscal year 2005 and 2004 the Company issued to investors secured convertible note subscription agreements that generated cash flows of $950,000 and $1,125,000, respectively. Subsequently, during May 2005 the Company issued $2,175,000 of 12% convertible notes in exchange for all subscription agreements. The notes bear interest at a rate of 12 percent per annum, are convertible into the Company's common stock at $0.15 per share and mature on various dates in fiscal 2007. In connection with the notes, warrants to purchase 7,250,000 of the Company's stock were simultaneously issued. The warrants have a weighted-average remaining contractual life of 3 years, exercise price of $0.15 and expire during fiscal year 2008.

     o During April 2005, the Company issued 682,301 shares of stock in full settlement of $467,329 Guaranteed Investment Contract, which resulted in a gain on debt extinguishment of $378,630.

     o In March 2005 the Company issued options to employees who were not executive officers totaling 1,225,000 shares with an exercise price $0.20. We issued these new options because the employees held options under the 2002 Option Plan which became null and void as of November 1, 2003 because the Company failed to receive stockholder approval for the plan. .

     o The Company agreed to pay $19,987 and issued 461,936 shares in full settlement of $194,028 of deferred salaries owed to current and former employees. This resulted in a gain on debt extinguishment of $127,847.


                                    PART III



ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following are the directors, executive officers and key employees of the Company.


Name                    Age                          Position
----                    ---                          --------
Alan B. Springer        61             Chairman and Chief Executive Officer

Edward C. Gaiennie      41         Chief Financial Officer, Secretary-Treasurer,
                                     Principal Accounting Officer and Director

A.V. McGraw             77                           Director

James Hammond           69                           Director

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

     Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's executive officers and directors and any persons who own beneficially more than 10% of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") as well as to furnish the Company with a copy of each such report. Additionally, SEC regulations require the Company to identify in its proxy statement and Annual Report on Form 10-KSB those individuals for whom one or more of these reports required under Section 16 was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To management's knowledge, no executive officers, directors and 10% stockholders have met the requirements of Section 16(a) during the fiscal year ended October 31, 2005. Mr. Springer and Mr. Gaiennie failed to file a Form 4 or Form 5 upon the issuance of their respective restricted stock rights granted in April 2004 and October 2005.

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

                    SUMMARY COMPENSATION TABLE

                 Name and        Fiscal     Annual Compensation
           Principal Positions    Year
                                                                     Restricted
                                            Salary ($)  Bonus ($)    Stock Award
                                            ----------  ---------    -----------

          Alan B. Springer        2005       $85,946     $30,000     $85,000(1)
          (Chairman and CEO)      2004(2)    $38,500                 $75,000(3)


          Edward C. Gaiennie      2005       $75,603      $8,000     $60,000(4)
          (CFO)                   2004(5)    $38,500                 $35,000(6)


     1. In March 2005, Mr. Springer was granted the right to 850,000 restricted shares as part of his incentive compensation. As of the fiscal year ended October, 31, 2005, Mr. Springer held 1,600,000 shares of restricted stock with a value of $400,000 calculated by using the $0.25 the closing price of the Company's common stock on October 31, 2005.

     2. Mr. Springer was appointed Chief Executive Officer in January 2004, this column includes Mr. Springer's compensation from January 2004 until October 31, 2004.

     3. Mr. Springer was granted the right to 750,000 restricted shares as a part of his incentive driven compensation package which included a lower than market salary upon the closing of a $1,500,000 financing. During the year ended October 31, 2005, the financing had closed and the restricted shares issued.

     4. In March 2005, Mr. Gaiennie was granted the right to 600,000 restricted shares as part of his incentive compensation. As of the fiscal year ended October, 31, 2005, Mr. Gaiennie held 950,000 shares of restricted stock with a value of $237,500 calculated by using the $0.25 the closing price of the Company's common stock on October 31, 2005.

     5. Mr. Gaiennie was appointed Chief Financial Officer in January 2004; this column includes Mr. Gaiennie's compensation from January 2004 until October 31, 2004.

     6. Mr. Gaiennie was granted the right to 350,000 restricted shares as a part of his incentive driven compensation package which included a lower than market salary upon the closing of a $1,500,000 financing. During the year ended October 31, 2005, the financing had closed and the restricted shares were issued.

Compensation of Directors

     During the year ended October 31, 2005 the non-employee directors received as compensation for services a total of 150,000 restricted shares of the Company's common stock, 100,000 to Mr. Hammond and 50,000 to Mr. McGraw.

Employment Contracts

     The Company has not entered into employment contracts with any of its employees.



ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

     As of March 7, 2006, 40,898,180 shares of common stock were outstanding. The following table sets forth, as of March 7, 2006, certain information with respect to shares beneficially owned by: (a) each person who is known to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each director or nominee for director, (c) each named executive officers, and
(d) all current directors and executive officers as a group.

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

                                                 SHARES BENEFICIAL OWNED
                                                 -----------------------

BENEFICIAL OWNER                     SHARES OF COMMON STOCK     PERCENT OF CLASS
----------------                     ----------------------     ----------------

Alan B. Springer                          1,682,857(1)                2.7%

Edward C. Gaiennie                        1,032,857(1)                1.7%

James Hammond                             1,270,544(2)                3.1%

A.V. McGraw                                 350,000                    .9%

Rex Lewis (3)                             8,578,205 (4)              20.0%

Don B. Carmichael (5)                    15,767,594 (6)              28.8%

Kirk Kanady(7)                            3,460,179(8)                8.1%

All current directors and executive
officers as a group (4 persons)           4,336,258                  10.6%

     1. Includes a total of 82,857 shares owned by S&G Associates, LLC an entity jointly controlled by Mr. Springer and Mr. Gaiennie.

     2.   Includes   1,170,544  shares  held  by  Hammond  Family  1994  Limited
          Partnership which Mr. Hammond controls.

     3. Mr. Lewis' principal business address is 2325 A Renaissance Dr., Las Vegas, Nevada 89119. The shares beneficially owned by Mr. Lewis are held in the name of All Safe, LLC, entities controlled by Mr. Lewis.

     4. This includes $200,000 in convertible promissory notes which are convertible at $0.15 into 1,333,333 shares of stock in addition to holding warrants to purchase another 666,667 shares at $0.15.

     5. Don B. Carmichael's business address is 714 FM 1960W Suite 107 Houston, TX 77090.

     6. Includes 699,764 shares held in DWC Holdings an entity controlled by Mr. Carmichael. Mr. Carmichael holds convertible promissory notes totaling $1,400,000 convertible at $0.15 into 9,333,333 shares of stock and warrants to purchase an additional 4,666,667 shares at $0.15.

     7.   Kirk  Kanady's  business  address is P.O. Box 8399 The  Woodlands,  TX
          77387.

     8. These shares are held by K.K. & P.K. Family, LP, an entity controlled by Mr. Kanady, this includes $200,000 in convertible promissory notes which are convertible at $0.15 into 1,333,333 shares of stock in addition to holding warrants to purchase another 666,667 shares at $0.15.


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     Agribiofuels, LLC, ("Agribiofuels") is an entity in which the Company owns a portion of the members' equity, a board member serves as a manager and stockholders of the Company own a majority portion of the members' equity as set forth below. During fiscal 2005, Agribiofuels and the Company signed a management agreement to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating MST in the manufacture of biodiesel product. In conjunction with the management agreement, the Company received a 20% equity interest in Agribiofuels. Agribiofuels has paid IPRC $50,000 for services rendered during the year ended October 31, 2005 and has agreed to pay $75,000 per month through December 31, 2005 and $120,000 per month during the construction and development period. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon throughput. The majority stockholders of IPRC, their ownership and contribution ,which are included in Agribiofuels capital structure are as follows

           Owner                      % Ownership       Contribution
           -----                      -----------       ------------

     Don B. Carmichael                26.1%             $  1,500,000

     Rex Lewis                        34.8%             $  2,000,000

     Kirk Kanady                       5.2%             $    300,000

     M.J. Carmichael
     (mother  of Don B. Carmichael)    8.7%             $    500,000

     IPRC(the Company)                20.0%                 Services

     The Company issues shares of IPRC common stock in the form of restricted stock to participating directors, officers and employees. The restricted stock generally has a vesting period before issuance during which time it is subject to forfeiture if the participants' services are terminated. Once issued the stock sale is restricted under rule 144. Unearned compensation expense associated with restricted stock grants represents the market value of IPRC common stock at the date of grant and is recognized as a charge to income ratably over the vesting period. During fiscal year 2005 and 2004 the Company issued 2,040,000 and 2,000,000 shares, respectively.

     Food Development Corporation (FDC), an entity controlled by a stockholder and former officer of the Company, during 2004 made loans to the Company in support of daily operations. During June of 2003 the Company entered into an office- sharing-agreement with FDC, which ended in September 2005. The amount of reimbursement accrued and offset against loans made by FDC for the years ended October 31, 2005 and 2004 was $31,921 and $44,586 respectively.

     On January 19, 2001, the Company borrowed $375,000 from Maya, LLC, a company controlled by a former officer and majority shareholder. The loan was funded in March 2001 and is secured by the MST Demonstration Unit currently located at the Company's business office in Houston, Texas. The loan currently accrues interest at a rate of eighteen percent (18%) per annum and is payable on demand. During January 2005 the Company settled the note and accrued interest of $743,538 by issuing 2,953,205 shares of the Company Common Stock.

     From April 2001 through September 2001, the Company borrowed $219,500 from Scott Hensel, a former member of the Board of Directors. The loans were used to fund operations and accrued interest at a rate of 20% per annum. They had a staggered maturity schedule. Mr. Hensel loaned an additional $20,000 to the Company in December 2001 under the agreement at an interest rate of 20% per annum. The loan is in default therefore the interest rate was increased to 24%. The Company settled the notes and accrued interest by paying $50,000 and issuing 1,397,389 shares of the Company's Common Stock during the year ended October 31, 2004.

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

        10.11 License Agreement between IPRC and Tradewinds Oil and Gas Inc. (incorporated by reference to Exhibit 10.11 to the Company's 10K filed with the Commission of December 1, 2005).

        10.12 Security Deposit Forbearance Agreement, dated June 8, 2004, between IPRC and successor in interest to Mobil (incorporated by reference to Exhibit 10.12 to the Company's 10K filed with the Commission of December 1, 2005).

        10.13 Management Agreement, effective August 1, 2005, between IPRC and Agribiofuels, LLC(incorporated by reference to Exhibit 10.13 to the Company's 10K filed with the Commission of December 1,
                2005).

        10.14 Form of Note Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.15 to the Company's 10K filed with the Commission of December 1, 2005).

        10.15 Form of Registration Right Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.16 to the Company's 10K filed with the Commission of December 1,
                2005).

        10.16 Form of Warrant Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.17 to the Company's 10K filed with the Commission of December 1, 2005).

        10.17   Strategic  Marketing   Manufacturing  and  Technology  Licensing
                Agreement (incorporated by reference to Exhibit 10.18 to the Company's 10K filed with the Commission of December 1, 2005).

        10.18   Commercial  Contract,   between  the  Company  and  Dayton  Rice
                Milling, Inc., dated December 9, 2005.

        10.19 Second Forbearance Agreement, dated January 1, 2006, between IPRC and the successor in interest to Mobil.

        21.1    Subsidiaries of Registrant (incorporated by reference to Exhibit
                21.1 to the Company's 10K filed with the Commission of December 1, 2005).

        31.1    Certification of Alan Springer.

        31.2    Certification of Edward Gaiennie.

        32.1    Certification for Sarbanes-Oxley Act of Alan Springer.

        32.2    Certification for Sarbanes-Oxley Act of Edward Gaiennie.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES


     Malone & Bailey, PC, are the Company's independent auditors engaged to examine the financial statements of the Company for the fiscal years ended October 31, 2005 and 2004. Malone & Bailey, PC has performed the following services and has been paid the following fees for these fiscal years:

Audit Fees

     Malone & Bailey, PC was paid aggregate fees of approximately $32,000 for the fiscal year ended October 31, 2005 for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our fiscal year quarterly reports on Form 10-QSB.

     In addition, Malone & Bailey, PC were paid aggregate fees of approximately $49,000 for the fiscal years ended October 31, 2003 and 2004 for professional services rendered for the audits of the Company's annual consolidated financial statements.

Audit Related Fees

     Malone & Bailey, PC was not paid any additional fees for the fiscal years ended October 31, 2005 and 2004 for assurance and related services reasonably related to the performance of the audit of the Company's consolidated financial statements.

Tax Fees

     Malone & Bailey, PC was not paid any aggregate fees for the fiscal years ended October 31, 2005 and 2004 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

     Malone & Bailey, PC was paid no other fees for professional services during the fiscal years ended October 31, 2005 and 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IMPERIAL PETROLEUM RECOVERY CORPORATION


                                   By:
                                      ------------------------------------------
                                      Alan Springer, Chairman and Chief
                                      Executive Officer

                                   Date:    March 20, 2006

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                         Title                       Date
      ---------                         -----                       ----

___________________________     Chairman of the Board            March 20, 2006
Alan Springer                   and Chief Executive Officer


                                Vice President,                  March 20, 2006
___________________________     Chief Financial Officer,
Edward C. Gaiennie              Principal Accounting Officer
                                and Director


___________________________     Director                         March 20, 2006
James Hammond


___________________________     Director                         March 20, 2006
A.V. McGraw

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

        10.11 License Agreement between IPRC and Tradewinds Oil and Gas Inc. (incorporated by reference to Exhibit 10.11 to the Company's 10K filed with the Commission of December 1, 2005).

        10.12 Security Deposit Forbearance Agreement, dated June 8, 2004, between IPRC and successor in interest to Mobil. (incorporated by reference to Exhibit 10.12 to the Company's 10K filed with the Commission of December 1, 2005).

        10.13 Management Agreement, effective August 1, 2005, between IPRC and Agribiofuels, LLC (incorporated by reference to Exhibit 10.13 to the Company's 10K filed with the Commission of December1, 2005).

        10.14 Form of Note Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.15 to the Company's 10K filed with the Commission of December 1, 2005).

        10.15 Form of Registration Right Agreement, executed in 2005, between IPRC and investors(incorporated by reference to Exhibit 10.16 to the Company's 10K filed with the Commission of December 1,
                2005)..

        10.16 Form of Warrant Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.17 to the Company's 10K filed with the Commission of December 1, 2005)..

        10.17   Strategic  Marketing   Manufacturing  and  Technology  Licensing
                Agreement( incorporated by reference to Exhibit 10.18 to the Company's 10K filed with the Commission of December 1, 2005).

        10.18   Commercial  Contract,   between  the  Company  and  Dayton  Rice
                Milling, Inc., dated December 9, 2005.

        10.19 Second Forbearance Agreement, dated January 1, 2006, between IPRC and the successor in interest to Mobil.

        21.1    Subsidiaries of Registrant

        31.1    Certification of Alan Springer.

        31.2    Certification of Edward Gaiennie.

        32.1    Certification for Sarbanes-Oxley Act of Alan Springer.

        32.2    Certification for Sarbanes-Oxley Act of Edward Gaiennie.