Form 10KSB/A
period 2005-10-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2006-03-22
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

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

                                   IMPERIAL PETROLEUM RECOVERY CORPORATION


                                   By: /s/ Alan Springer
                                      ------------------------------------------
                                      Alan Springer, Chairman and Chief
                                      Executive Officer

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

      Signature                         Title                       Date
      ---------                         -----                       ----

/s/ Alan Springer               Chairman of the Board            March 20, 2006
---------------------------     and Chief Executive Officer
Alan Springer

/s/ Edward C. Gaiennie          Vice President,                  March 20, 2006
---------------------------     Chief Financial Officer,
Edward C. Gaiennie              Principal Accounting Officer
                                and Director


/s/ James Hammond               Director                         March 20, 2006
---------------------------
James Hammond


/s/ A.V. McGraw                 Director                         March 20, 2006
---------------------------
A.V. McGraw

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