Form 10QSB
period 2005-01-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2006-05-18
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

[ X ] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2005

[   ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act
      of 1934

             For the transition period from __________to __________

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

Check if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No|X|

As of March 13, 2006 40,898,180 shares of the Company's common stock were outstanding.

Transitional small business disclosure format: |_| Yes |X| No



                                      INDEX


PART I                                                                                                  PAGE

Item 1.           Financial Statements.

                  Consolidated Balance Sheets as of January 31, 2005 and
                  October 31, 2004 (Unaudited)                                                            2

                  Consolidated Statements of Operations of the Three Months Ended
                  (Unaudited) January 31, 2005 and 2004                                                   3

                  Consolidated Statements of Cash Flows for the Three Month Ended
                  (Unaudited) January 31, 2005 and 2004                                                   4

                  Notes to Consolidated Financial Statements                                            5-15

Item 2.           Management's Discussion and Analysis or Plan of Operation                            16-19

Item 3.           Controls and Procedures.                                                               20

PART II

Item 1.           Legal Proceedings.                                                                     21

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.                         21-22

Item 3.           Defaults Upon Senior Securities.                                                       23

Item 4.           Submission of Matters to a Vote of Security Holders.                                   23

Item 5.           Other Information.                                                                     23

Item 6.           Exhibits and Reports on Form 8-K.                                                      23

Signatures                                                                                               24

Certifications                                                                                          25-28

Exhibit Index                                                                                           29-32

         This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including statements concerning anticipated revenues, future marketing plans for the MST-1000, and similar statements concerning anticipated future events and expectations that are not historical facts. The statements are subject to numerous risks and uncertainties, including the effects of economic conditions; the availability of capital; the dependence on key customers; competitive conditions; and the various risks associated with developing and marketing a new process/technology which could cause actual results to differ materially from those expressed in or implied by the statements herein. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

       In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.


                     Imperial Petroleum Recovery Corporation

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                      As of


                                     ASSETS
                                                                                 January 31,        October 31,
                                                                                     2005               2004
                                                                                ---------------   ----------------
CURRENT ASSETS
    Cash and cash equivalents                                                 $        149,861 $          412,156
    Trade accounts receivable, net                                                           -                200
    Other receivable - related party                                                     1,252              2,500
    Inventory                                                                           45,000                  -
    Prepaid expenses                                                                     4,000              4,000
                                                                                ---------------   ----------------
           Total current assets                                                        200,113            418,856
PROPERTY AND EQUIPMENT, net                                                            215,205            251,223
OTHER ASSETS, net of accumulated amortization of $22,026 and $20,831,
       respectively                                                                     46,796             47,991
                                                                                ---------------   ----------------
    Total assets                                                              $        462,114 $          718,070
                                                                                ===============   ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Trade accounts payable                                                    $        728,846 $          756,558
    Other payables - related parties (Note H)                                          103,974            123,115
    Accrued liabilities                                                              1,006,148          1,801,853
    Notes payable - related parties (Note C)                                                 -            375,000
    Bridge note payable (Note D)                                                             -          1,725,417
    Current maturities of long-term obligations                                      1,110,312          1,111,550
                                                                                ---------------   ---------------
           Total current liabilities                                                 2,949,280          5,893,493

   Long-term obligations, less current maturities (Note E)                           1,178,516          1,186,403
   Guaranteed Investment Contract Liability                                            438,666            394,132
                                                                                ---------------   ---------------
           Total liabilities                                                         4,566,462          7,474,028

STOCKHOLDERS' DEFICIT (Notes F and G)
    Common stock, par value $0.001; authorized 100,000,000 shares; issued and
    outstanding 34,900,792 and 20,845,687 shares respectively                           34,901             20,846
    Additional paid-in capital                                                      13,153,464         11,762,008
    Accumulated deficit                                                            (17,292,713)       (18,538,812)
                                                                                ---------------   ---------------
           Total stockholders' deficit                                              (4,104,348)        (6,755,958)
                                                                                ---------------   ---------------
                                                                              $        462,114 $          718,070
                                                                                ===============   ===============

        The accompanying notes are an integral part of these statements.


                     Imperial Petroleum Recovery Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For the three months ended January 31,


                                                                               2005              2004
                                                                           -------------   ---------------

Revenues                                                                $             -  $         15,000
Cost of goods sold                                                                    -                 -
                                                                           -------------   ---------------
            Gross profit (loss)                                                       -            15,000
Operating expenses
       Selling, general and administrative expenses                             191,643            42,859
       Research and development                                                   4,335                 -
       Depreciation and amortization expense                                     33,680            35,560
                                                                           -------------   ---------------
       Total operating expenses                                                 229,658            78,419
                                                                           -------------   ---------------
            Loss from operations                                               (229,658)          (63,419)
Other income (expense)
       Interest income                                                               16                 -
       Gain on extinguishment of debt                                         1,616,360             4,476
       Gain on disposition of assets                                             11,466                 -
       Other Income                                                                   -             3,000
       Interest expense                                                        (152,085)         (209,907)
                                                                           -------------   ---------------
                                                                              1,475,757          (202,431)
Income taxes                                                                          -                 -
                                                                           -------------   ---------------
            Net Income (loss)                                            $    1,246,099  $       (265,850)
                                                                           =============   ===============

Net Income (loss) per common share - basic and diluted
(Note H)                                                                 $         0.05  $          (0.01)
                                                                           =============   ===============


Weighted average common shares outstanding - basic and diluted (Note H)      24,690,572        18,867,419
                                                                           ==============   ==============

        The accompanying notes are an integral part of these statements.


                     Imperial Petroleum Recovery Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                     For the three months ended January 31,


                                                                            2005             2004
                                                                      ---------------  ---------------
Increase (decrease) in cash and cash equivalents Cash flows from operating activities:
    Net Income (loss)                                               $      1,246,099 $       (265,850)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                           33,680           35,560
      Interest accretion on Guaranteed Investment Contract                    44,534           33,449
      Gain on settlement of debt for stock                                (1,595,384)               -
      Gain on write-off of accounts payable                                  (20,976)          (4,476)
      (Gain)/loss on disposal of property and equipment  and
      Non-cash other income                                                  (11,466)               -
    Changes in assets and liabilities:
      Trade accounts receivable                                                  200                -
      Inventory                                                              (45,000)               -
      Prepaid & other expenses                                                 1,248          (18,000)
      Trade accounts payables                                                 (6,738)          (3,058)
      Other payables, related party                                           (6,799)          70,528
      Accrued liabilities                                                    104,773          170,705
      Deferred revenue                                                             -          (15,000)
                                                                      ---------------  ---------------
         Total adjustments                                                (1,501,928)         269,708
                                                                      ---------------  ---------------
         Net cash used in operating activities                              (255,829)           3,858
                                                                      ---------------  ---------------

    Cash flows from investing activities:
     Proceeds from disposal of property and equipment                          2,658                -
                                                                      ---------------  ---------------
         Net cash provided by investing activities                             2,658                -
                                                                      ---------------  ---------------

      Cash flows from financing activities:
        Principal payments on current portion of long-term
        obligations                                                           (9,124)          (1,607)
                                                                       ---------------   --------------
           Net cash provided by financing activities                          (9,124)          (1,607)
                                                                       ---------------   --------------

        Net increase (decrease) in cash and cash equivalents                (262,295)           2,251
        Cash and cash equivalents at beginning of period                     412,156              332
                                                                       ---------------   --------------
        Cash and cash equivalents at end of period                   $       149,861  $         2,583
                                                                       ===============   ==============

     Supplemental disclosure of cash flow information Cash paid during the period for:
           Interest                                                  $          2,578  $        4,933
           Taxes                                                     $              -  $            -



        The accompanying notes are an integral part of these statements.

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2005 and 2004

Interim Financial Information

In the opinion of the management of Imperial Petroleum Recovery Corporation, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2005 and the results of operations for the three months ended January 31, 2005 and 2004, and cash flows for the three months ended January 31, 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended October 31, 2004.


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Inventories
       -----------

       Inventory consists of parts and labor on a single machine that the company is building for resale. Inventory is valued at lower of cost or market. As of January 31, 2005, the Company had $45,000 of inventory.


NOTE B - GOING CONCERN

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue during the three months ended January 31, 2005, and has sustained substantial losses from operations since inception. In addition, as of January 31, 2005, the Company's current liabilities exceeded its current assets by $2,749,167, it had $1,075,442 of debt obligations that were past due, and an accumulated deficit of $17,292,713. During fiscal first quarter 2005, the Company used $255,829 of cash in operating activities, which was funded primarily through the issuance of debt, rather than provided by its operations.

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

       During the three months ended January 31, 2005, the Company did not raise any additional capital through best efforts financing.

       Management will be required to, and expects to, raise capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2005 and 2004

NOTE B - GOING CONCERN - CONTINUED


NOTE C - NOTES PAYABLE - RELATED PARTIES

       During January of 2005, the Company issued 2,953,205 shares of stock in full settlement of $375,000 in outstanding debt owed to Maya, LLC a related party and stockholder and $339,429 in accrued interest. As a result of this settlement, the Company recorded a gain on extinguishment of debt of $419,109.


NOTE D - BRIDGE NOTE PAYABLE

       During January 2005 the note of $1,725,417 and accrued interest of $561,048 were converted into 11,101,900 shares of stock. As a result of this settlement, the Company recorded a gain on extinguishment of debt of $1,176,274.



NOTE E - LONG-TERM OBLIGATIONS

       During fiscal years 2004 and 2005 the Company raised cash for working capitalby issuing convertible debt that bears an interest rate of 12% and is convertible into the Company Stock at $.15, principal and interest due at maturity. This debt is collateralized by a lien on the Company's patents and trademarks. In accordance with the term sheet the notes were not convertible nor were the associated warrants issued until the definitive agreements were signed. This occurred during the third quarter of 2005. The notes mature at different dates in Fiscal 2007.

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2005 and 2004


NOTE F - STOCKHOLDERS' DEFICIT

       Common stock
       ------------

       During January of 2005, the Company issued 11,101,900 shares of stock in full settlement of $1,725,417 in outstanding debt and $561,048 in accrued interest. As a result of this settlement, the Company recorded a gain on extinguishment of debt of $1,176,274.

       During January of 2005, the Company issued 2,953,205 shares of stock in full settlement of $375,000 in outstanding debt and $339,429 in accrued interest owed to Maya, LLC a stockholder and related party. As a result of this settlement, the Company recorded a gain on extinguishment of debt of $419,109.

NOTE G- RELATED PARTY TRANSACTIONS

       The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have advanced or loaned funds to the Company needed to support its daily operations.

       In addition to matters in Note C the Company had related party transactions relating to the following:

       1.  Food Development Corporation
           ----------------------------

       Food Development Corporation (FDC), an entity controlled by a stockholder and officer of the Company, has on occasion loaned the Company funds to support daily operations. During 2003, FDC loaned $80,000 of which funds were used to pay certain employees and consultants. FDC agreed to write off said amounts in December 2003. During 2003 and 2004 FDC made loans to the Company in support of the daily operation. During June of 2003 the Company entered into an office sharing-agreement with FDC. The amount of reimbursement accrued and offset against loans made by FDC for the years ended October 31, 2004 and 2003 was $44,586 and $19,673 respectively. The payable balances included in related party payables were $19,141, $32,703, and $0 as of October 31, 2004, 2003 and 2002 respectively. The amount of reimbursement accrued and offset against loans made by FDC for the quarters ended January 31, 2005 and 2004 was $9,799 and $13,472, respectively

       The Company sold two vehicles to FDC with a net book value of $3,534 for cash proceeds of $2,658 and the related party forgiving a related party payable of $12,343. This resulted in a gain on sale of assets of $11,466.

       2.  Employee Benefits
           -----------------

       During 2004 an entity owned by the CEO and CFO of the Company provided benefits to certain employees utilizing a professional employment organization ("PEO"). During the quarter ended January 31, 2005 the Company paid $12,000 for this service. The employees covered were paid a portion of their salaries amounting to $3,000. The entity owned by the CEO and CFO had an existing contract with the PEO as the Company's credit made it difficult to purchase insurance for its employees. The $4,000 prepaid expense balance is the January 2005 benefits paid for February 2005.

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2005 and 2004

 NOTE H - INCOME (LOSS) PER COMMON SHARE

       The following data shows the amounts used in computing net loss per common share, including the effect on net loss for the accretion of redeemable common stock to the redemption amount.

       For the three months ended January 31,

                                                                         2005               2004
                                                                   ----------------   ----------------
         Net Income loss per common share - basic and diluted
            Net Income (loss) available to common shareholders   $       1,246,099  $        (265,850)
                                                                   ----------------   ----------------
            Net Income (loss) available to common shareholders
                                                                 $       1,246,099  $        (265,850)
                                                                   ================   ================

         Common shares outstanding during the entire period             20,845,687         18,867,419
         Weighted average common shares issued during the period         3,844,885                  -
                                                                   ----------------   ----------------
         Weighted average number of common shares used in basic         24,690,572         18,867,419
            EPS
         Dilutive effect of stock options and warrants                           -                  -
                                                                   ----------------   ----------------
         Weighted average number of common shares and dilutive          24,690,572         18,867,419
            potential common stock used in diluted EPS
                                                                   ================   ================
         Net loss per share - basic and diluted                  $            0.05  $           (0.01)
                                                                   ================   ================

       The average number of shares relating to all outstanding options and warrants ("out of the money") and to potentially convertible debt instruments have been omitted from the computation of diluted loss per share because their inclusion would have been antidilutive for all periods in which they were outstanding.


NOTE I - SUBSEQUENT EVENTS

       The Company signed a one year lease for office space along with manufacturing and lab facilities at a rate of $5,950 per month in March 2005.

       During March 2005 the Company issued 1,840,000 shares of common stock to employees as share based compensation. The compensation charge was $184,000 for the quarter ended April 30, 2005. In addition the previously 2,000,000 shares which were granted in 2004 were issued during the quarter ended April 30, 2005.

       The Company's obligation for the Guaranteed Investment Contract Liability ("GIC") agreement was terminated and settled in exchange for 682,301 shares of common stock in April 2005. The holder agreed to terminate the GIC and release his lien position.

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2005 and 2004


NOTE I - SUBSEQUENT EVENTS - CONTINUED

       Accrued management fees of $73,413 owed to Maya, LLC by the Company were converted into a $100,000, 12% convertible note, also Maya, LLC invested an additional $100,000 cash into the Company's 12% convertible notes in June 2005.

       The Company issued final agreements for the 12% convertible notes totaling $2,175,000 during the quarter ended July 31, 2005. $1,125,000 of proceeds for the notes was received in fiscal 2004 for note subscriptions. Proceeds received for fiscal 2005 from the issuance of the 12% convertible notes were $950,000 cash and $100,000 in extinguishment of debt. Warrants associated with the convertible notes were also issued in fiscal 2005.

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

       Agribiofuels, LLC., ("Agribiofuels") is an entity in which the Company owns a portion of the members' equity, a board member serves as a manager and the major stockholder of the Company owns a majority portion of the members' equity. In August 2005, Agribiofuels and the Company signed a management agreement to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating Microwave Separation Technology ("MST") in the manufacture of biodiesel product. Per the management agreement, Agribiofuels agreed to pay $75,000 per month from August through December 31, 2005 and $120,000 per month during the construction and development period. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon throughput.

       Agribiofuels has sold ninety two $50,000 Class A membership interests for $4,600,000 between October 27, 2005 and January 24, 2006.


       In December, 2005 the Company executed an assignable contract to purchase land and improvements and Agribiofuels has paid the monthly non refundable option fee due hereunder. The monthly option payments will be applied toward the purchase price, if applicable. A feasibility study is being conducted regarding the operation of a high-efficiency, cost effective 36 million gallon/year biodiesel production facility on this property. On March 21, 2006 the Company closed on the purchase of the land.

       In December 2005 the Company settled $216,840 of deferred salaries with the former Officers of the Company by issuing 813,151 shares of the Company stock.

       In February 2006 the Company executed a new forbearance agreement and agreed to pay the successor in interest of MTC a total of $500,000 by December 31, 2006. The agreement calls for the Company to pay $200,000 on or before March 1, 2006, $75,000 on or before March 31, 2006, $75,000 on or before June 30, 2006, $75,000 on or before September 30, 2006 and

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2005 and 2004

       $75,000 on or before December 31, 2006. As long as the agreement is not in default the successor shall waive the remaining principal balance as well as any accrued interest that may have been owed under the agreement.

Item 2. Management's Discussion and Analysis or Plan of Operation


         The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on our financial position or results of its operations.

         The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on our financial position or results of the Company's operations. But, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline.

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

         During the first quarter ended January 31, 2005, the Company's management continued its focus on implementing a business model consisting of five (5) critical areas:

         1.   Raising Additional Capital
         2.   Settle Prior Obligations
         3.   Bring SEC Filings Up-To-Date
         4.   Establish Strategic Relationships
         5.   Develop New MST Applications

         Raising Additional Capital. During the first quarter of fiscal year ended January 31, 2005, the Company did not raise any additional capital through best efforts financing.

         Settle Prior Obligations. During the first quarter of fiscal year ended January 31, 2005, the Company converted the principal and accrued but unpaid interest totaling $2,309,008 of that certain bridge loan executed in May 2002 in favor of IPRC Bridge, L.P. for 11,101,900 shares of the Company's common stock. Additionally, in January 2005, the Company was able to convert the principal and accrued but unpaid interest totaling $742,538 of that certain note executed in February 2001 in favor of Maya, LLC for 2,953,2058 shares of the Company's common stock.

         Establish Strategic Relationships. The Company continued looking for a strategic partner who could be the Company's global provider of turnkey, value-added engineering design, procurement, construction, maintenance, and operations services supporting the petrochemical, refining and gas processing industries. Subsequent to January 31, 2005, the Company entered into a Strategic Marketing, Manufacturing and Technology Licensing Agreement with a subsidiary of a Fortune 500 organization with over 18,000 employees strategically located around the world, to fabricate and integrate all MST systems to be delivered to customers in and outside the United States in exchange for marketing and sales contributions in the fields of crude oil production, refining and transport, biodiesel and alternative fuels production, bilge water treatment and environmental clean up projects,

         This relationship is continuing to expand and the Company hopes to receive significant support from the involvement of our strategic partner members on its business development team.

         Develop New MST Applications. The Company has identified additional technical opportunities for its MST in applications involving biodiesel, bilge water, and environmental hydrocarbon clean-up. In January 2005 the Company began testing to validate the impact of the MST on increasing the biodiesel production process, thus adding production capacity to existing operations. In addition to biodiesel, the Company has continued to evaluate the opportunities for introducing the MST into the marine industry's bilge water treatment process.

Subsequent Events

         In April 2005, the Company terminated and settled that certain Guaranteed Investment Contract ("GIC"), dated July 18, 2001, executed by and between the Company and an investor who is a former member of the Company's board. Pursuant to the GIC, the investor provided the Company with an initial investment of $100,000. In return the Company issued the investor 200,000 shares of the Company's common stock and was promised to pay the investor $2,000,000 on July 18, 2008. In consideration of the termination and settlement of the GIC, the Company issued the investor an additional 682,301 shares of the Company's common stock, which was the equivalent of the $100,000 initial investment and interest accrued at 12% per annum from July 18, 2001 until April 2005 converted into shares of the Company's common stock.

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

         Agribiofuels, LLC., ("Agribiofuels") is an entity in which the Company owns a portion of the members' equity, a board member serves as a manager and the major stockholder of the Company owns a majority portion of the members' equity. In August 2005, Agribiofuels and the Company signed a management agreement to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating Microwave Separation Technology ("MST") in the manufacture of biodiesel product. Per the management agreement, Agribiofuels agreed to pay $75,000 per month from August through December 31, 2005 and $120,000 per month during the construction and development period. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon throughput. Agribiofuels has sold ninety two $50,000 Class A membership interests for $4,600,000 between October 27, 2005 and January 24, 2006.

       In December, 2005 the Company executed an assignable contract to purchase land and improvements and Agribiofuels has paid the monthly non refundable option fee due hereunder. The monthly option payments will be applied toward the purchase price, if applicable. A feasibility study is being conducted regarding the operation of a high-efficiency, cost effective 36 million gallon/year biodiesel production facility on this property. On March 21, 2006 the Company closed on the purchase of the land.

       In December 2005 the Company settled $216,840 of deferred salaries with the former Officers of the Company by issuing 813,151 shares of the Company stock.

       In February 2006 the Company executed a new forbearance agreement and agreed to pay the successor in interest of MTC a total of $500,000 by December 31, 2006 The agreement calls for the Company to pay $200,000 on or before March 1, 2006, $75,000 on or before March 31, 2006, $75,000 on or before June 30,
2006, $75,000 on or before September 30, 2006 and $75,000 on or before December 31, 2006. As long as the agreement is not in default the successor shall waive the remaining principal balance as well as any accrued interest that may have been owed under the agreement.

Results of Operations

For the Quarter Ended January 31, 2005, Compared to the Quarter Ended January 31, 2004

         Revenue

         During the quarter ended January 31, 2005, the Company recognized $0 in revenue compared to $15,000 during the same quarter ended in 2004. During the quarter ended January 31, 2004, the Company reported $15,000 in revenues from license fees for distribution throughout Indonesia and Singapore.

         Selling, General and Administrative

         General and administrative expenses for the quarter ended January 31, 2005 totaled $191,643 compared to $42,859 for same period in 2004 for a net increase of $148,784. This increase was primarily comprised of an increase in salaries and wages as the company had 4 full-time and 2 part-time employees during the 2005 quarter vs. no full-time employees and 5 part-time consultants during the 2004 quarter.

         Interest Expense

         During the quarters ended January 31, 2005 and 2004, the Company recorded interest expense of $152,085 and $209,907 respectively, a decrease of $57,822. The decrease for the quarter in 2005 was the result of the Company settling past due notes in October of 2004 and the quarter ending January 31, 2005.

         Gain on Extinguishment of Debt

         During the quarters ended January 31, 2005, and 2004, the Company recorded gain on extinguishment of debt of $1,616,360 and $4,476 respectively, an increase of $1,611,884. The increase during the quarter ended January 31, 2005 was the result of the Company settling past due notes payable and accounts payable for discounts.

Going Concern

         For the years ended October 31, 2004 and 2005, the Company's independent auditors stated that the Company's financial condition raises substantial doubt about its ability to continue as a going concern. The Company has generated limited revenue through January 31, 2005, and has sustained substantial losses from operations since inception. In addition, as of January 31, 2005, the Company's current liabilities exceeded its current assets by $2,749,167, it had $1,075,442 of debt obligations that were past due, and a deficit accumulated of $17,292,713. During the first quarter ended January 31, 2005, the Company used $255,829 of cash in operating activities, which was funded through the issuance of debt, rather than provided by its operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

Liquidity and Capital Resources

         The Company currently uses cash generated primarily from its financing activities and expects to continue to do so until it is able to generate sufficient capital from its operating activities. The Company expects to continue to experience substantial working capital requirements. As of January 31, 2005, IPRC's aggregate current liabilities were $2,949,280 compared to $5,893,493 at January 31, 2004. On January 31, 2005, the Company had negative working capital of $2,749,167 compared to negative working capital of $5,474,637 at January 31, 2004. During the fiscal quarter ended January 31, 2005, the Company did not obtain any new subscription agreements for notes.

         As of January 31, 2005, the Company had cash of $149,861. Giving effect to the closing of the sale of the notes in August 2005 and the execution of the management agreement with Agribiofuels, LLC, we believe we have sufficient cash to fund current operations through August 2006. The Company's current burn rate in is $70,000 per month. As the operations of the Company ramp up, our burn rate is expected to increase to $110,000 per month. The Company used $1,314,550 to fund its operations and settle existing debt for fiscal 2005. This money was used for research and development and for general and administrative expenses. The Company funded its 2005 fiscal expenditures, commitments and capital requirements primarily through cash flows from financing activities, with an increasing amount of the Company's working capital requirements provided through cash flows from operations. There can be no assurance that the Company's operations will be able to generate sufficient capital from operations. Further, there can be no assurance that the Company will be able to raise sufficient funds from financings to fund its working capital requirements, or if financings occur, that they would be completed on terms favorable to the Company. The Company anticipates that it will need to engage in best efforts sales of its securities to raise needed working capital. Failure to raise necessary working capital will cause us to curtail operations.

         Operating Activities. Cash used in operating activities during the quarter ended January 31, 2005, amounted to $255,829, an increase of $259,687, over the $3,858 of net cash provided by operating activities during the quarter ended in 2004. The increase is primarily due to the loss from operations of $229,657 in the quarter ended January 31, 2005 compared to a $63,419 loss from operations in the quarter ended January 31, 2004, an increase of $166,239. The Company had an increase in inventory of $45,000 for the quarter ended January 31, 2005 compared to no change in inventory for the quarter ended January 31, 2004. In addition, the Company had an increase in accrued liabilities of $104,773 in the quarter ended January 31, 2005 compared to an increase of $170,705 in the quarter ended 2004 an decrease of $65,932.

         Investing Activities. Cash provided by investing activities during the during the quarter ended January 31, 2005, amounted to $2,568, an increase of $2,568, over the $0 of net cash provided by in investing activities during the quarter ended in 2004. The Company sold two vehicles to related party with a net book value of $3,534 for cash proceeds of $2,658 and the related party forgiving a related party payable of $12,343. This resulted in a gain on sale of assets of $6,466 and $5,000 in other income.

         Financing Activities. The Company has financed its operating and financing activities primarily from the proceeds of private placements of common stock and through debt. During the quarter ended January 31, 2005, the Company's financing activities amounted to net cash used of $9,124, an increase of $7,517, over the $1,607 of net cash used in financing activities during the quarter ended January 31, 2004.

Item 3. Controls and Procedures

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

         At the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Company's disclosure controls and procedures. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2005, the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

         In connection with the completion of its audit of, and the issuance of its report on the financial statements of the Company for the year ended October 31, 2004, Malone & Bailey, PC identified deficiencies in Company's internal controls related to the accrual of liabilities and the related expense recognition, gain on extinguishment of debt recognition, and disclosure controls relating to such transactions. The adjustments to these accounts and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in its Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

         There were no changes in internal controls over financial reporting that occurred during the quarter ended January 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           Part II- Other Information


Item 1.  Legal Proceedings.

         The Company is subject to litigation from time to time arising from its normal course of operations. Management does not believe that any such litigation and claims that have arisen have merit or that they will have a material effect on the Company's financial position or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the first quarter of fiscal year ended January 31, 2005, the Company converted the principal and accrued but unpaid interest totaling $2,309,008 of that certain bridge loan executed in May 2002 in favor of IPRC Bridge, L.P. for 11,101,900 shares of the Company's common stock.

         In January 2005, the Company was able to convert the principal and accrued but unpaid interest totaling $742,538 of that certain note executed in February 2001 in favor of Maya, LLC for 2,953,2058 shares of the Company's common stock.


Item 3. Defaults Upon Senior Securities.

         In June 2004, IPRC entered into a security deposit payment forbearance agreement with the successor in interest to Mobil Technology Company in connection with the marketing agreement entered into in October 1999 with Mobil Technology Company ("MTC"). Pursuant to the 1999 agreement, MTC provided IPRC a $1,000,000 security deposit, which IPRC was to repay on August 10, 2003. Pursuant to the forbearance agreement, if the Company entered into a contract for the sale, or license of one or more MST units by October 31, 2004, the Company was obligated to payoff the security deposit in six (6) quarterly installments. If IPRC fails to enter into a contract for the sale, or license of one or more MST units by October 31, 2005 or fails to payoff the security deposit by December 31, 2005, then IPRC shall accrue interest on the unpaid security deposit plus any accrued interest, at a rate equal to the prime rate of Citibank (New York) at the close of business on the last business day of the calendar year immediately preceding each respective year plus 4%. In February 2006 the Company executed a new forbearance agreement and agreed to pay the successor in interest of MTC a total of $500,000 by December 31, 2006. The agreement calls for the Company to pay $200,000 on or before March 1, 2006, $75,000 on or before March 31, 2006, $75,000 on or before June 30, 2006, $75,000 on or before September 30, 2006 and $75,000 on or before December 31, 2006. As long as the agreement is not in default the successor shall waive the remaining principal balance as well as any accrued interest that may have been owed under the agreement.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the quarter ended January 31, 2005.


Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are to be filed as part of the of the 10-KSB and 10-QSB


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

      10.18 Commercial Contract, between the Company and Dayton Rice Milling, Inc., dated December 9, 2005.(incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006)

      10.19 Second Forbearance Agreement, dated January 1, 2006, between IPRC and the successor in interest to Mobil. (incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006)

       21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company's 10K filed with the Commission of March 21, 2006).

       31.1       Certification of Alan Springer.

       31.2       Certification of Edward Gaiennie.

       32.1       Certification for Sarbanes-Oxley Act of Alan Springer.

       32.2       Certification for Sarbanes-Oxley Act of Edward Gaiennie.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IMPERIAL PETROLEUM RECOVERY CORPORATION





Date: May 16, 2006                  By:      /s/ Alan B. Springer
      ------------                     -----------------------------------------
                                        Alan B. Springer, Chairman and Chief
                                        Executive Officer

Date: May 16, 2006                  By:    /s/ Edward  C. Gaiennie
      ------------                     -----------------------------------------
                                        Edward C. Gaiennie, Chief Financial
                                        Officer and Principal Accounting
                                        Officer

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

      10.18 Commercial Contract, between the Company and Dayton Rice Milling, Inc., dated December 9, 2005.(incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006)

      10.19 Second Forbearance Agreement, dated January 1, 2006, between IPRC and the successor in interest to Mobil. (incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006)

       21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company's 10K filed with the Commission of March 21, 2006).

       31.1       Certification of Alan Springer.

       31.2       Certification of Edward Gaiennie.

       32.1       Certification for Sarbanes-Oxley Act of Alan Springer.

       32.2       Certification for Sarbanes-Oxley Act of Edward Gaiennie.