Form 10QSB
period 2005-04-30
IMPERIAL PETROLEUM RECOVERY CORP
filed 2006-05-18
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

       [ X ] Quarterly Report Under Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

                  For the quarterly period ended April 30, 2005

       [ _ ] Transition Report Under Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

            For the transition period from ___________ to ___________

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

         Securities Registered under Section 12 (b)of the Exchange Act:

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

As of April 7, 2006, 40,898,180 shares of the Company's common stock were outstanding.

Transitional small business disclosure format: Yes |_| No |X|

                                      INDEX

PART I                                                                      PAGE

Item 1.  Financial Statements.

         Consolidated Balance Sheets as of April 30, 2005 and October 31,
         2004 (Unaudited)                                                      2

         Consolidated Statements of Operations of the Three Months Ended (Unaudited) April 30, 2005 and 2004 and the Six Months Ended
         April 30, 2005 and 2004                                               3

         Consolidated Statements of Cash Flows for the Six Months Ended
         (Unaudited) April 30, 2005 and 2004                                   4

         Notes to Consolidated Financial Statements                         5-13

Item 2.  Management's Discussion and Analysis or Plan of Operation         14-19

Item 3.  Controls and Procedures.                                             19

PART II

Item 1.  Legal Proceedings.                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         20

Item 3.  Defaults Upon Senior Securities.                                     20

Item 4.  Submission of Matters to Vote of Security Holders.                   20

Item 5.  Other Information.                                                   20

Item 6.  Exhibits and Reports on Form 8-K.                                 21-22

Signatures                                                                    23

Exhibit Index                                                              24-25

Certifications                                                             26-29

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

                     Imperial Petroleum Recovery Corporation

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                  April 30,         October 31,
                                                                     2005               2004
                                                                ---------------   ----------------
CURRENT ASSETS
    Cash and cash equivalents                                 $        211,561   $        412,156
    Trade accounts receivable, net                                           -                200
    Other receivable - related party                                    13,944              2,500
    Inventory                                                           45,000                  -
    Prepaid expenses                                                         -              4,000
                                                                ---------------   ----------------
           Total current assets                                        270,505            418,856
PROPERTY AND EQUIPMENT, net                                            183,812            251,223
OTHER ASSETS, net of accumulated amortization of
       $23,221 and $20,831, respectively                                39,552             47,991
                                                                ---------------   ----------------
    Total assets                                              $        493,869   $        718,070
                                                                ===============   ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Trade accounts payable                                    $        602,368   $        756,558
    Other payables - related parties                                   103,974            123,115
    Accrued liabilities                                                698,225          1,801,853
    Notes payable - related parties                                          -            375,000
    Bridge note payable                                                      -          1,725,417
    Current maturities of long-term obligations                      1,108,562          1,109,743
    Other                                                                  466              1,807
                                                                ---------------   ----------------
           Total current liabilities                                 2,513,595          5,893,493

   Long-term obligations, less current maturities                    1,495,481          1,186,403
   Guaranteed Investment Contract Liability,                                 -            394,132
                                                                ---------------   ----------------
           Total liabilities                                         4,009,076          7,474,028

STOCKHOLDERS' DEFICIT
    Common stock, par value $0.001; authorized 100,000,000
    shares; issued and outstanding 39,885,029 and 20,845,687
    shares respectively                                                 39,885             20,846
    Additional paid-in capital                                      13,667,373         11,762,008
    Accumulated deficit                                           (17,222,465)       (18,538,812)
                                                                ---------------   ----------------
           Total stockholders' deficit                             (3,515,207)        (6,755,958)
                                                                ---------------   ----------------
                                                              $        493,869    $       718,070
                                                                ===============   ================

                     Imperial Petroleum Recovery Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         For the periods ended April 30,


                                                         For the three                    For the six
                                                    months ended April 30,          months ended April 30,
                                                -------------------------------  -----------------------------
                                                     2005            2004            2005            2004
                                                ---------------  --------------  --------------  -------------
Revenues                                       $             -  $       15,000  $            -  $      30,000
Cost of goods sold                                           -               -               -              -
                                                ---------------  --------------  --------------  -------------
         Gross profit (loss)                                 -          15,000               -         30,000
Operating expenses
     Selling, general and administrative
      expenses                                         369,926         294,526         561,568        337,385
     Research and development                            5,107               -           9,442              -
     Depreciation and Amortization                      32,587          35,129          66,267         70,689
                                                ---------------  --------------  --------------  -------------
     Total operating expenses                          407,621         329,655         637,277        408,074
                                                ---------------  --------------  --------------  -------------
         Loss from operations                         (407,620)       (314,655)       (637,277)      (378,074)
Other income (expense)
     Interest Income                                       270               -             285              -
     Gain on extinguishment of debt                    574,226               -       2,190,586          4,476
     Gain on disposition of assets                           -               -          11,466              -
     Interest expense                                  (96,631)       (208,587)       (248,716)      (418,494)
     Other Income (expense)                                  -             500               -          3,500
                                                ---------------  --------------  --------------  -------------
Total other income (expense), net                      477,865        (208,087)      1,953,622       (410,518)
                                                ---------------  --------------  --------------  -------------
         Net Income (loss)                     $        70,245  $     (522,742) $    1,316,344  $    (788,592)
                                                ===============  ==============  ==============  =============

Net Income (loss) per common share - basic and diluted (Note J)

Net Income (loss) per common share             $          0.00  $        (0.03) $         0.04  $       (0.04)

Weighted average common shares outstanding -
 basic and diluted (Note J)                         37,501,601      18,867,419      30,989,918     18,867,419

                     Imperial Petroleum Recovery Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          For the six
                                                                     months ended April 30,
                                                               --------------------------------
                                                                     2005             2004
                                                               ---------------  ---------------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating
    activities:
    Net Income (loss)                                         $     1,316,344   $    (788,592)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                    66,267           70,689
      Non-cash charges associated with stock issuances                184,000          190,000
      Gain on settlement of debt for stock                        (2,103,808)                -
      Gain on write-off of accounts payable                          (86,778)          (4,476)
      (Gain)/loss on disposal of property and equipment              (11,466)                -
       Non-cash interest expense                                       73,197           61,965
    Changes in assets and liabilities:
      Trade accounts receivable                                           200                -
      Other receivables, related party                                (9,000)                -
      Employee Advances                                               (2,444)                -
      Inventory                                                      (45,000)                -
      Prepaid expenses                                                  4,000                -
      Other assets                                                      6,048         (18,000)
      Trade accounts payables                                        (65,462)         (34,643)
      Other payables, related party                                   (6,799)           80,395
      Accrued liabilities                                             170,892          372,558
      Deferred revenue                                                      -         (30,000)
                                                               ---------------  ---------------
         Total adjustments                                        (1,826,153)          688,488
                                                               ---------------  ---------------
         Net cash provided/(used) in operating activities           (509,809)        (100,104)
                                                               ---------------  ---------------

    Cash flows from investing activities:
     Proceeds from disposal of property and equipment                   2,658                -
                                                               ---------------  ---------------
         Net cash provided/(used) in investing activities               2,658                -
                                                               ---------------  ---------------

    Cash flows from financing activities:
        Proceeds from issuance of long-term obligations               325,000          200,000
        Principal payments on current portion of long-term
        obligations                                                  (18,444)          (3,267)
                                                                --------------  ---------------
           Net cash provided/(used) by financing activities           306,556          196,733
                                                                --------------  ---------------

        Net increase (decrease) in cash and cash equivalents        (200,595)           96,629
        Cash and cash equivalents at beginning of period              412,156              331
                                                                --------------  ---------------
        Cash and cash equivalents at end of period            $       211,561  $        96,960
                                                                ==============  ===============

    Supplemental disclosure of cash flow information
        Cash paid during the period for
           Interest                                           $         5,018  $         9,879
           Taxes                                              $             -  $             -

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 2005 and 2004


Interim Financial Information

In the opinion of the management of Imperial Petroleum Recovery Corporation, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of April 30, 2005 and the results of operations for the three months and six months ended April 30, 2005 and 2004, and cash flows for the six months ended April 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended October 31, 2004.


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       1.   Inventories
            -----------

       Inventory consists of parts and labor or a single machine that the company is building for resale. Inventory is valued at lower of cost or market. As of April 30, 2005 the Company had $45,000 inventory.

       2. Warrants, Stock options & Restricted stock program
          --------------------------------------------------

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

       If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in quarters and six months ended April 30, 2005 and 2004 consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


                                             For the three months     For the six months
                                                      ended                   ended
                                                    April 30                April 30
                                               2005        2004        2005        2004
                                             ---------  -----------  ----------  ----------
Net Income (loss) as reported               $  70,245  $  (552,742) $1,316,344  $ (788,592)
Pro forma effect of expensing stock based
 compensation plans using fair value
 method                                     $(120,000) $         -  $ (120,000) $        -
                                             ---------  -----------  ----------  ----------
Net Income as adjusted                      $ (49,755) $  (552,742) $1,196,344  $ (788,592)

Basic earnings per common share:
Net income (loss) as reported               $    0.00  $     (0.03) $     0.04  $    (0.04)
   Pro forma effect of expensing stock
    based compensation plans using fair
    value method                            $   (0.00) $         -  $    (0.00) $        -
Basic earnings per common share, as
 adjusted                                   $   (0.00) $     (0.03) $     0.04  $    (0.04)

Diluted earnings per common share:
Net income (loss) as reported               $   (0.00) $     (0.03) $     0.04  $    (0.04)
   Pro forma effect of expensing stock
    based compensation plans using fair
    value method
Diluted earnings per common share, as
 adjusted                                   $   (0.00) $     (0.03) $     0.04  $    (0.04)


       In December 2004 the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS No. 123R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R for Small Business issuers is the first reporting period beginning after December 15, 2005, which will be for our second quarter 2006. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as the "modified prospective" method, but also permits entities to restate financial statements of the previous periods based upon proforma disclosures made in accordance with SFAS123.

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 2005 and 2004


NOTE B - GOING CONCERN

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated limited revenue through April 30, 2005, and has sustained substantial losses from operations since inception. In addition, as of April 30, 2005, the Company's current liabilities exceeded its current assets by $2,243,090, it had $1,075,442 of debt obligations that were past due, and a deficit accumulated of $17,222,465. During the six months ended April 30, 2005, the Company used $509,809 of cash in operating activities, which was funded primarily through the issuance of debt, rather than provided by its operations.

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

       During the quarter and six months ended April 30, 2005, the Company raised $325,000 of capital through best efforts financing.

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

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 2005 and 2004

NOTE B - GOING CONCERN - CONTINUED

       During January 2005, the Company filed for a provisional patent using MST in the production of biodiesel. Also beginning in February 2005, the Company entered into discussions regarding the lease of the MST for the production of biodiesel fuel to enhance production throughput. IPRC also intends to participate in a research initiative with several universities and research centers to examine the MST technology in this application.

       During fiscal year 2001, the Company entered into an agreement with Kellogg Brown & Root /ExxonMobil to sell a MST-1000 to Esso's oil field gathering facility located in Africa. The Company shipped the unit in December of 2002. The equipment arrived in Chad in 2003 and was heavily damaged during shipment. During 2004 the Company had the equipment repaired. Upon initial attempts to commission the unit, it was discovered that the centrifuge pumps were inadequate for site conditions. The centrifuge subcontractor began production of the new pump skid in early 2005 and the new pump skid was shipped to Chad during fiscal fourth quarter of 2005. The Company is in discussion with Exxon Mobil to schedule the MST-1000 unit commissioning, so that it can be turned over to them.


NOTE C - NOTES PAYABLE - RELATED PARTIES

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

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 2005 and 2004

NOTE D - LONG-TERM OBLIGATIONS

       During fiscal years 2004 and 2005 the Company raised cash for working capital under a private placement by issuing 12% note payable convertible into the Company Stock at $0.15, principal and interest due at maturity. These notes are collateralized by a lien on the Company's patents and trademarks. In accordance with the term sheet the notes were not convertible nor were the associated warrants issued until the definitive agreements were signed. The definitive agreements were executed during the third quarter of 2005. The notes mature at different dates in fiscal 2007. The Company raised $325,000 under the private placement during the quarter and six months ended April 30, 2005.


NOTE E - STOCKHOLDERS' DEFICIT

       Common stock
       ------------

       In April 2005 this GIC agreement was terminated and settled. The Company issued an additional 682,301 share of common stock.

       During March of 2005, the Company agreed to pay $19,987 and agreed to issue 461,936 shares in full settlement of $194,028 of deferred salaries owed to current and former employees. This resulted in a gain on debt extinguishment of $127,847.


NOTE F- GUARANTEED INVESTMENT CONTRACT

       In April 2005 this GIC agreement was terminated and settled. The Company issued an additional 682,301 share of common stock. The holder agreed to terminate the GIC and release his lien position. The transaction resulted in a gain on forgiveness of debt totaling $378,630.


NOTE G - OPTIONS AND RESTRICTED STOCK PROGRAM

       Options
       -------

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

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 2005 and 2004

NOTE G - OPTIONS AND RESTRICTED STOCK PROGRAM (CONTINUED)

       Restricted Stock Program
       ------------------------

       The Company issues shares of IPRC common stock in the form of restricted stock to participating officers and employees. The restricted stock generally has a vesting period before issuance during which time it is subject to forfeiture if the participants' employment is terminated. Once issued the stock sale is restricted under rule 144. Unearned compensation expense associated with restricted stock grants represents the market value of IPRC common stock at the dated of grant and is recognized as a charge to income ratably over the vesting period. During the quarter ended April 30, 2005 the Company agreed to issue 1,840,000 shares with a weighted average fair market value of $0.10 per share. The compensation charge was $184,000 for the quarter ended April 30, 2005. In addition the previously 2,000,000 shares which were granted in 2004 were issued during the quarter ended April 30, 2005.

NOTE H - RELATED PARTY TRANSACTIONS

       The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have advanced or loaned funds to the Company needed to support its daily operations.

       In addition to matters in Notes C, E, and G the Company had related party transactions relating to the following:

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

       The amount of reimbursement accrued and offset against loans made by FDC for the quarters ended April 30, 2005 and 2004 were $9,799 and $13,472 respectively. The amount of reimbursement accrued and offset against loans made by FDC for the six months ended April 30, 2005 and 2004 were $18,799 and $23,105 respectively

2.       Employee Benefits
         -----------------

       During the quarter ended April 30, 2005, an entity owned by the Mr. Springer, the chief executive officer of the Company, and Mr. Gaiennie, the chief financial officer of the Company, provided benefits to certain employees utilizing a professional employment organization ("PEO"). During the quarter and the six months ended April 30, 2005 the Company paid $12,000 and $24,000 respectively for this service compared to the quarter and the six months ended April 30, 2004 of $2,530 and $2,530.

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 2005 and 2004

NOTE H - RELATED PARTY TRANSACTIONS (CONTINUED)

       The employees covered were paid a portion of their salaries amounting to $3,000 and $6,000 for the quarter and the six months ended April 30, 2005 compared to $0 and $0 for the quarter and six months ended April 30, 2004. The entity owned by the Mr. Springer and Mr. Gaiennie had an existing contract with the PEO as the Company's credit made it difficult to purchase insurance for its employees.

3.       Employee deferred Salaries
         --------------------------

       During March of 2005, the Company agreed to pay $19,987 and agreed to issue 461,936 shares in full settlement of $194,028 of deferred salaries owed to current and former employees. This resulted in a gain on debt extinguishment of $127,847.

NOTE I - INCOME (LOSS) PER COMMON SHARE

       For the periods ended April 30,

                                         For the three months ended    For the six months ended
                                                  April 30                     April 30
                                            2005           2004           2005         2004
                                         -----------   -------------   -----------  ------------
Net Income loss per common share -
 basic and diluted
Net Income (loss) available to common
 shareholders                           $    70,245   $    (522,742)  $ 1,316,345  $   (788,592)
                                         -----------   -------------   -----------  ------------
Net Income (loss) available to common
 shareholders                           $    70,245   $    (522,742)  $ 1,316,345  $   (788,592)
                                         ===========   =============   ===========  ============

Common shares outstanding during the
 entire period                           34,900,792      18,867,419    20,845,687    18,867,419
Weighted average common shares issued
 during the period                        2,600,809               -    10,144,231             -
                                         -----------   -------------   -----------  ------------
Weighted average number of common
 shares used in basic EPS                37,501,601      18,867,419    30,989,918    18,867,419
Dilutive effect of stock options and
 warrants                                         -               -             -             -
                                         -----------   -------------   -----------  ------------
Weighted average number of common
 shares and dilutive potential common
 stock used in diluted EPS               37,501,601      18,867,419    30,989,918    18,867,419
                                         ===========   =============   ===========  ============
  Net loss per share - basic and
   diluted                              $      0.00   $       (0.03)  $      0.04  $      (0.04)
                                         ===========   =============   ===========  ============


       The average number of shares relating to all outstanding options and warrants ("out of the money") and to potentially convertible debt instruments have been omitted from the computation of diluted loss per share because their inclusion would have been antidilutive for all periods in which they were outstanding (Notes D and H).

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 2005 and 2004

NOTE J- COMMITMENTS AND CONTINGENCIES

       In March 2005, the Company signed a one year lease for office space along with manufacturing and lab facilities at a rate of $5,950 per month.


NOTE K - SUBSEQUENT EVENTS

       In June 2005, accrued management fees of $73,413 owed to Maya, LLC by the Company was converted into a $100,000 12% convertible note, also Maya, LLC invested an additional $100,000 cash into the Company's 12% convertible notes.

       In the third quarter ended July 31, 2005, the Company issued final agreements for the 12% convertible notes totaling $1,975,000. $1,125,000 of proceeds for the notes was received in fiscal 2004 for note subscriptions. Proceeds received for the second quarter ended and six months ended April 30, 2005 from the issuance of the 12% convertible notes was $325,000. Warrants associated with the convertible notes were also issued in the fiscal third quarter 2005.

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

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 2005 and 2004

NOTE K - SUBSEQUENT EVENTS - CONTINUED

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

Critical Accounting Policies

         Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the policies, described in Note A of our annual report on Form 10-KSB, may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

         During  the  second   quarter  ended  April  30,  2005,  the  Company's
management continued its focus on implementing a business model consisting of five (5) critical areas:

    1.   Raising Additional Capital
    2.   Settle Prior Obligations
    3.   Bring SEC Filings Up-To-Date
    4.   Establish Strategic Relationships
    5.   Develop New MST Applications

         Raising Additional Capital. During the quarter and six months ended April 30, 2005, the Company raised $325,000 of capital through best efforts financing.

         Settle Prior Obligations. In April 2005 this GIC agreement was terminated and settled. The Company issued an additional 682,301 shares of common stock. The holder agreed to terminate the GIC and release his lien position. In addition during the first quarter ended January 31, 2005, the Company converted the principal and accrued but unpaid interest totaling $2,309,008 of that certain bridge loan executed in May 2002 in favor of IPRC Bridge, L.P. for 11,101,900 shares of the Company's common stock. Additionally, in January 2005, the Company was able to convert the principal and accrued but unpaid interest totaling $742,538 of that certain note executed in February 2001 in favor of Maya, LLC for 2,953,2058 shares of the Company's common stock.

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

         Develop New MST Applications. The Company has identified additional technical opportunities for its MST in applications involving biodiesel, bilge water, and environmental hydrocarbon clean-up. In January 2005 the Company began testing to validate the impact of the MST on increasing the biodiesel production process, thus adding production capacity to existing operations. In addition to biodiesel, the Company has continued to evaluate the opportunities for introducing the MST into the marine industry's bilge water treatment process. Furthermore, in January 2005, the Company filed a provisional patent on the application of MST in biodiesel production.

Subsequent Events

         In the third fiscal quarter of 2005, the Company executed notes and issued warrants for the subscription agreements the Company had been receiving since April 2004. The total principal amount of the notes is $2,175,000, of which $325,000 was attributable to note subscriptions received in the fiscal quarter and six months ended April 30, 2005. The notes accrue interest at 12% per annum and the total principal plus interest is due and payable in 2007. The notes are secured by a majority of the Company's assets, including the Company patents and pending patents. The investors may convert the outstanding balance and any accrued but unpaid interest on the notes at an exercise price of $0.15 per share. In addition, the Company granted the investors certain piggyback registration rights for the shares issuable upon the conversion of the notes. Lastly, in connection with the notes, the Company issued warrants to purchase 7,250,000 shares of the Company's common stock at an exercise price of $0.15 per share and expire on a staggered basis in fiscal year 2008.

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

Results of Operations

         For the Quarter Ended April 30, 2005, Compared to the Quarter Ended April 30, 2004 and the six months ended April 30, 2005, Compared to the six months ended April 30, 2004

Revenue

         During the quarter ended April 30, 2005, the Company recognized $0 in revenue compared to $15,000 during the same quarter ended in 2004. During the quarter ended April 30, 2004, the Company reported $15,000 in revenues from license fees for distribution throughout Indonesia and Singapore.

         During the six months ended April 30, 2005, the Company recognized $0 in revenue compared to $30,000 during the period ended in 2004. During the six months ended April 30, 2004, the Company reported $30,000 in revenues from license fees for distribution throughout Indonesia and Singapore.

Selling, General and Administrative

         General and administrative expenses for the quarter ended April 30, 2005 totaled $369,926 compared to $294,526 for same period in 2004 for a net increase of $75,400. This increase was primarily comprised of a increase in Salaries and Wages as the Company had 4 full-time and 2 part-time employees for the entire quarter ended 2005 vs. 4 full-time and 2 part-time employees for only two months of the quarter ended 2004. In addition equipment repair cost for the MST 1000 skid unit increased $13,018 as the unit was being prepared for a potential new customer.

         General and administrative expenses for the six months ended April 30, 2005 totaled $561,568 compared to $337,385 for same period in 2004 for a net increase of $224,183. This increase was primarily comprised of an increase in Salaries and Wages as the Company had 4 full-time and 2 part-time employees for the entire six months ended 2005 vs. 4 full-time and 2 part-time employees for only two of the six months ended 2004. In addition equipment repair cost for the MST 1000 skid unit increased $43,018 as the unit was being prepared for a potential new customer.


Interest Expense

         During the quarter ended in April 30, 2005 and 2004, the Company recorded interest expense of $96,631 and $208,587 respectively, a decrease of $111,956. The decrease for the quarter in 2005 was the result of the Company settling past due notes beginning in August, 2004 and continuing in the 1st and 2nd quarter of 2005, as well as the guaranteed investment contract in during April, 2005.

         During the six months ended in April 30, 2005 and 2004, the Company recorded interest expense of $248,716 and $418,494 respectively, a decrease of $169,778. The decrease for the quarter in 2005 was the result of the Company settling past due notes beginning in August, 2004 and continuing in the 1st and 2nd quarter of 2005, as well as the guaranteed investment contract in during April, 2005.

Gain on Extinguishment of Debt

         During the quarter ended in April 30, 2005, and 2004, the Company recorded gain on extinguishment of debt of $574,226 and $0 respectively, an increase of $574,226. The increase during the quarter ended April 30, 2005 was the result of the Company settling the guaranteed investment contract as well as deferred salary amounts owed to employees both current and former.

         During the six months ended in April 30, 2005, and 2004, the Company recorded gain on extinguishment of debt of $2,190,586 and $4,476 respectively, an increase of $2,186,110. The increase during the six months ended April 30, 2005 was the result of the Company settling past due notes payable, the guaranteed investment contract, deferred salary amounts and accounts payable for discounts.

Going Concern

         For the years ended October 31, 2004 and 2005, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company has generated limited revenue through April 30, 2005, and has sustained substantial losses from operations since inception. In addition, as of April 30, 2005, the Company's current liabilities exceeded its current assets by $2,243,090, it had $1,075,442 of debt obligations that were past due, and a deficit accumulated of $17,222,465. During the six months ended April 30, 2005, the Company used $509,809 of cash in operating activities, which was funded through the issuance of debt, rather than provided by its operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

Liquidity and Capital Resources

         The Company currently uses cash generated primarily from its financing activities and expects to continue to do so until it is able to generate sufficient capital from its operating activities. The Company expects to continue to experience substantial working capital requirements. As of April 30, 2005, IPRC's aggregate current liabilities were $2,513,595 compared to $5,893,493 at October 31, 2004. On April 30, 2005, the Company had negative working capital of $2,243,090 compared to negative working capital of $5,474,637 at October 31, 2004. During the six months ended April 30, 2005, the Company obtained subscription agreements for notes totaling $325,000.

         As of April 30, 2005, the Company had cash of $211,561. Giving effect to the closing of the sale of the notes in August 2005 and the execution of the management agreement with Agribiofuels, LLC, we believe we have sufficient cash to fund current operations through August 2006. The Company's current burn rate in is $70,000 per month. As the operations of the Company ramp up, our burn rate is expected to increase to $110,000 per month. The Company used approximately $500,000 to fund its operations and settle existing debt for the six months ended April 30, 2005. This money was used for research and development and for general and administrative expenses. The Company funded its first and second quarter 2005 expenditures, commitments and capital requirements primarily through cash flows from financing activities, with an increasing amount of the Company's working capital requirements provided through cash flows from operations. There can be no assurance that the Company's operations will be able to generate sufficient capital from operations. Further, there can be no assurance that the Company will be able to raise sufficient funds from financings to fund its working capital requirements, or if financings occur, that they would be completed on terms favorable to the Company. The Company anticipates that it will need to engage in best efforts sales of its securities to raise needed working capital. Failure to raise necessary working capital will cause us to curtail operations.

         Operating Activities. Cash used in operating activities during the six months ended April 30, 2005, amounted to $509,809, an increase of $409,705, over the $100,104 of net cash used in operating activities during the six months ended in April 30, 2004. The increase is primarily due to the loss from operations of $637,277 in the six months ended April 30, 2005 compared to $378,074 loss from operations in the six months ended April 30, 2004, an increase of $259,203. The Company had an increase in inventory of $45,000 for the six months ended April 30, 2005 compared to no change in inventory for the six months ended April 30, 2004. In addition, the Company had a decrease in accrued liabilities of $29,109 in the six months ended April 30, 2005 compared to an increase of $372,558 in the six months ended April 30, 2004 a decrease of $401,667.

         Investing Activities. Cash provided by investing activities during the six months ended April 30, 2005, amounted to $2,658, an increase of $2,658, over the $0 of net cash provided by in investing activities during the six months ended April 30, 2004. The Company sold two vehicles to related party with a net book value of $3,534 for cash proceeds of $2,658 and the related party forgiving a related party payable of $12,343. This resulted in a gain on sale of assets of $6,466 and $5,000 in other income.

         Financing Activities. The Company has financed its operating and financing activities primarily from the proceeds of private placements of common stock and through debt. During the six months ended April 30, 2005, the Company's financing activities amounted to net provided in of $306,556, an increase of 109,823, over the $196,733 of net cash provided by financing activities during the six months ended April 30, 2004.


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

         At the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Company's disclosure controls and procedures. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2005, the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

         There were no changes in internal controls over financial reporting that occurred during the quarter ended April 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During January 2005, the Company converted the principal and accrued but unpaid interest totaling $2,309,008 of that certain bridge loan executed in May 2002 in favor of IPRC Bridge, L.P. for 11,101,900 shares of the Company's common stock.

         In January 2005, the Company was able to convert the principal and accrued but unpaid interest totaling $742,538 of that certain note executed in February 2001 in favor of Maya, LLC for 2,953,2058 shares of the Company's common stock.

         In April 2005 the GIC agreement was terminated and settled. The Company issued an additional 682,301 share of common stock in the settlement of the GIC.


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


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the six months ended April 30, 2005.


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

        10.19 Second Forbearance Agreement, dated January 1, 2006, between IPRC and the successor in interest to Mobil. .(incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006)

        21.1    Subsidiaries of Registrant (incorporated by reference to Exhibit
                21.1 to the Company's 10K filed with the Commission of March 21,
                2006).

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

                               IMPERIAL PETROLEUM RECOVERY CORPORATION


Date: May 16, 2006             By: /s/ Alan B. Springer
      ------------                --------------------------------------------
                                   Alan B. Springer, Chairman
                                   and Chief Executive Officer


Date: May 16, 2006             By: /s/ Edward C. Gaiennie
      ------------                --------------------------------------------
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


        10.18 Commercial Contract, between the Company and Dayton Rice Milling, Inc., dated December 9, 2005 (incorporated by reference to the Company's 10K filed with the Commission on March 21,
                2006)

        10.19 Second Forbearance Agreement, dated January 1, 2006, between IPRC and the successor in interest to Mobil. (Incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006)

        21.1 Subsidiaries of Registrant Articles of Incorporation of the Company. (Incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006)

        31.1    Certification of Alan Springer.


        31.2    Certification of Edward Gaiennie.


        32.1    Certification for Sarbanes-Oxley Act of Alan Springer.


        32.2    Certification for Sarbanes-Oxley Act of Edward Gaiennie.