Form 10QSB
period 2005-07-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2006-05-18
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

       [ X ] Quarterly Report Under Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

                  For the quarterly period ended July 31, 2005

       [   ] Transition Report Under Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

              For the transition period from ________ to _________

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

Check if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of April 7, 2006, 40,898,180 shares of the Company's common stock were outstanding.

Transitional small business disclosure format: Yes |_| No |X|

                                      INDEX


PART I                                                                    PAGE

Item 1. Financial Statements.

        Consolidated Balance Sheets as of July 31, 2005 and October 31,
         2004 (Unaudited)                                                   2

        Consolidated Statements of Operations of the Three Months Ended
         July 31, 2005 and 2004 and the Nine Months Ended July 31, 2005
         and 2004 (Unaudited)                                               3

        Consolidated Statements of Cash Flows for the Nine Months Ended
         July 31, 2005 and 2004 (Unaudited)                                 4

        Notes to Consolidated Financial Statements                         5-9

Item 2. Management's Discussion and Analysis or Plan of Operation         10-14

Item 3. Controls and Procedures.                                            15

PART II

Item 1. Legal Proceedings.                                                  16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.        16

Item 3. Defaults Upon Senior Securities.                                    16

Item 4. Submission of Matters to Vote of Security Holders.                  16

Item 5. Other Information.                                                  16

Item 6. Exhibits and Reports on Form 8-K.                                 17-18

Signatures                                                                  19

Exhibit Index                                                             20-24

Certifications                                                            22-25

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

                     Imperial Petroleum Recovery Corporation

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                    July 31,        October 31,
                                                      2005              2004
                                                 --------------   --------------
CURRENT ASSETS
  Cash and cash equivalents                      $     281,727    $     412,156
  Trade accounts receivable, net                             -              200
  Inventory - net of reserve                           297,135                -
  Other receivable - related party                       8,114            2,500
  Prepaid expenses                                           -            4,000
                                                 --------------   --------------
        Total current assets                           586,976          418,856
PROPERTY AND EQUIPMENT, net                            162,721          251,223
OTHER ASSETS, net of accumulated amortization of
 $24,417 and $20,831, respectively                      42,512           47,991
                                                 --------------   --------------
  Total assets                                   $     792,209    $     718,070
                                                 ==============   ==============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Trade accounts payable                         $     620,274    $     756,558
  Other payables - related parties                      30,561          123,115
  Accrued liabilities                                  784,573        1,801,853
  Notes payable - related parties                            -          375,000
  Bridge note payable                                        -        1,725,417
  Current maturities of long-term obligations        1,107,939        1,109,743
  Other                                                      -            1,807
                                                 --------------   --------------
        Total current liabilities                    2,543,347        5,893,493

  Long-term obligations net of discount, less
   current maturities                                  890,201        1,186,403
  Guaranteed investment contract liability                   -          394,132
                                                 --------------   --------------
        Total liabilities                            3,433,548        7,474,028

STOCKHOLDERS' DEFICIT
  Common stock, par value $0.001; authorized
   100,000,000 shares; issued and outstanding
   40,085,029 and 20,845,687 shares respectively        40,085           20,846
  Additional paid-in capital                        14,904,671       11,762,008
  Accumulated deficit                              (17,586,095)     (18,538,812)
                                                 --------------   --------------
        Total stockholders' deficit                 (2,641,339)      (6,755,958)
                                                 --------------   --------------
                                                 $     792,209    $     718,070
                                                 ==============   ==============



        The accompanying notes are an integral part of these statements.

                     Imperial Petroleum Recovery Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             For the three                 For the nine
                                                        months ended July 31,         months ended July 31,
                                                    ----------------------------  ----------------------------
                                                        2005           2004           2005           2004
                                                    -------------  -------------  -------------  -------------

Revenues                                            $      3,000   $          -   $      3,000   $     30,000
Cost of goods sold                                             -              -              -              -
                                                    -------------  -------------  -------------  -------------
      Gross profit (loss)                                  3,000              -          3,000         30,000
Operating expenses
    Selling, general and administrative
      expenses                                           265,752        111,510        827,320        448,952
    Research and development                              11,995              -         21,437              -
    Depreciation and Amortization                         29,929         35,129         96,196        105,761
                                                    -------------  -------------  -------------  -------------
    Total operating expenses                             307,676        146,639        944,953        554,713
                                                    -------------  -------------  -------------  -------------
      Loss from operations                              (304,676)      (146,639)      (941,953)      (524,713)
Other income (expense)
    Interest Income                                          535              -            820              -
    Gain on extinguishment of debt                       106,011          2,821      2,296,597          7,297
    Gain on disposition of assets                              -              -         11,466              -
    Interest expense                                    (165,497)      (239,319)      (414,213)      (657,813)
    Other Income (expense)                                     -              -              -          3,500
                                                    -------------  -------------  -------------  -------------
Total other income (expense), net                        (58,951)      (236,498)     1,894,670       (647,016)
                                                    -------------  -------------  -------------  -------------
      Net Income (loss)                             $   (363,627)  $   (383,137)  $    952,717   $ (1,171,729)
                                                    =============  ============== =============  =============

Net Income (loss) per common share - basic and diluted (Note F)

Net Income (loss) per common share basic            $      (0.01)  $      (0.02)  $       0.03   $      (0.06)

Net Income (loss) per common share diluted          $      (0.03)  $      (0.02)  $       0.00   $      (0.06)

Weighted average common shares outstanding - basic
 and diluted (Note F)                                 40,082,855     18,867,419     34,054,204     18,867,419
Weighted average common shares outstanding - fully
 diluted (Note F)                                     51,011,150     18,867,419     37,821,134     18,867,419



        The accompanying notes are an integral part of these statements.

                     Imperial Petroleum Recovery Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the nine
                                                        months ended July 31,
                                                    ----------------------------
                                                        2005            2004
                                                    -------------  -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities:
  Net Income (loss)                                 $    952,717   $ (1,171,729)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                         96,196        105,761
    Share-based compensation                             214,000        190,000
    Gain on settlement of debt for stock              (2,148,808)
    Gain on write-off of accounts payable               (147,790)        (7,297)
    (Gain)/loss on disposal of property and
     equipment                                           (11,466)             -
    Debt discount amortization on 12% secured
     convertible notes                                    85,400              -
    Interest accretion of Guaranteed Investment
     Contract                                             73,197        102,599
  Changes in assets and liabilities:
    Trade accounts receivable                                200              -
    Inventory                                           (297,135)             -
    Other receivables, related party                      (4,970)             -
    Employee Advances                                       (644)             -
    Prepaid expenses                                       4,000        (18,000)
    Other assets                                           1,895              -
    Trade accounts payables                               58,453        (27,135)
    Other payables, related party                         19,788         69,599
    Accrued liabilities                                  257,239        553,148
    Deferred revenue                                           -        (30,000)
                                                    -------------  -------------
      Total adjustments                               (1,800,445)       938,675
                                                    -------------  -------------
      Net cash used in operating activities             (847,728)      (233,054)
                                                    -------------  -------------

  Cash flows from investing activities:
    Purchases of property and equipment                   (7,641)             -
    Proceeds from disposal of property and equipment       2,658              -
                                                    -------------  -------------
      Net cash (used) in investing activities             (4,983)             -
                                                    -------------  -------------

  Cash flows from financing activities:
    Proceeds from issuance of long-term obligations      750,000        875,000
    Principal payments on current portion of long-
     term obligations                                    (27,718)        (4,971)
                                                    -------------  -------------
      Net cash provided by financing activities          722,282        870,029
                                                    -------------  -------------

    Net increase (decrease) in cash and cash
     equivalents                                        (130,429)       636,975
    Cash and cash equivalents at beginning of period     412,156            331
                                                    -------------  -------------
    Cash and cash equivalents at end of period      $    281,727   $    637,306
                                                    =============  =============

  Supplemental disclosure of cash flow information
    Cash paid during the period for
      Interest                                      $      7,061   $     14,075
      Taxes                                         $          -   $          -



        The accompanying notes are an integral part of these statements.

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 2005 and 2004


Interim Financial Information

In the opinion of the management of Imperial Petroleum Recovery Corporation, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2005 and the results of operations for the three months and nine months ended July 31, 2005 and 2004, and cash flows for the nine months ended July 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended October 31, 2004.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.   Inventories
          -----------

     Inventory consists of parts and labor on a single machine that the Company is building for resale. Inventory is valued at lower of cost or market. As of July 31, 2005 the Company had $297,135 inventory.

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

     If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in quarters and the nine months ended July 31, 2005 and 2004 consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

                                              For the three months       For the nine months
                                                      ended                     ended
                                                     July 31                   July 31
                                               2005         2004         2005          2004
                                            -----------  -----------  -----------  -------------
Net Income (loss) as reported               $ (363,627)  $ (383,137)  $  952,717   $ (1,171,729)
Pro forma effect of expensing stock based
 compensation plans using fair value method          -            -     (120,000)             -
                                            -----------  -----------  ----------   -------------
Net Income as adjusted                      $ (363,627)  $ (383,137)  $  832,717   $ (1,171,729)

Basic earnings per common share:
Net income (loss) as reported               $    (0.01)  $    (0.02)  $     0.03   $      (0.06)
Pro forma effect of expensing stock based
 compensation plans using fair value method $        -   $        -   $        -   $          -
Basic earnings per common share, as
 adjusted                                   $    (0.01)  $    (0.02)  $     0.03   $      (0.06)

Diluted earnings per common share:
Net income (loss) as reported               $    (0.03)  $    (0.02)  $        -   $      (0.06)
Pro forma effect of expensing stock based
 compensation plans using fair value method
Diluted earnings per common share, as
 adjusted                                   $    (0.03)  $    (0.02)  $        -   $      (0.06)

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

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 2005 and 2004


NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated limited revenue through July 31, 2005, and has sustained substantial losses from operations since inception. In addition, as of July 31, 2005, the Company's current liabilities exceeded its current assets by $1,956,371, it had $1,075,442 of debt obligations that were past due, and a deficit accumulated of $17,586,095. During the nine months ended July 31, 2005, the Company used $847,728 of cash in operating activities, which was funded primarily through the issuance of debt, rather than provided by its operations.

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

     During the nine months ended July 31, 2005, the Company raised $750,000 capital through best efforts financing

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

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 2005 and 2004


NOTE C - INCOME (LOSS) PER COMMON SHARE

     The following data show the amounts used in computing net loss per common share, including the effect on net income (loss) for the interest expense on the 12 % convertible notes for the nine months ended July 31, 2005.

                                          For the three months ended     For the nine months ended
                                                   July 31                       July 31
                                             2005           2004           2005           2004
                                         -------------  -------------  -------------  -------------
Net Income loss per common share -
 basic and diluted
Net Income (loss) available to common
 shareholders                            $   (363,627)  $   (383,137)  $    952,717   $ (1,171,729)
Adjustments to net income for 12%
 convertible notes                           (972,553)             -       (911,221)             -
                                         -------------  -------------  -------------  -------------
Net Income (loss) available to common
 shareholders                            $ (1,336,180)  $   (383,167)  $     41,496   $ (1,171,729)
                                         =============  =============  =============  =============

Common shares outstanding during the
 entire period                             40,082,855     18,867,419     20,845,687     18,867,419
Weighted average common shares issued
 during the period                                  -              -     13,208,517              -
                                         -------------  -------------  -------------  -------------
Weighted average number of common
 shares used in basic EPS                  40,082,855     18,867,419     34,054,204     18,867,419
Dilutive effect of 12% convertible debt     8,271,739              -      2,787,546              -
Dilutive effect of warrants issued with
 convertible debt                           2,197,181              -        740,442              -
Dilutive effect of stock options              459,375              -        238,942              -
                                         -------------  -------------  -------------  -------------
Total dilutive effect of debt, warrants
 and options                               10,928,295              -      3,766,930              -
                                         -------------  -------------  -------------  -------------
Weighted average number of common
 shares and dilutive potential common
 stock used in diluted EPS                 51,011,150     18,867,419     37,821,134     18,867,419
                                         =============  =============  =============  =============
  Net loss per share - basic             $      (0.01)  $      (0.02)  $       0.03   $      (0.06)
  Net loss per share - diluted           $      (0.03)  $      (0.02)  $       0.00   $      (0.06)
                                         =============  =============  =============  =============

                     Imperial Petroleum Recovery Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 2005 and 2004


NOTE C - INCOME (LOSS) PER COMMON SHARE - CONTINUED

     The average number of shares relating to all outstanding options and warrants ("out of the money") and to potentially convertible debt instruments have been omitted from the computation of diluted loss per share when their inclusion would have been antidilutive for periods in which they were outstanding.


NOTE D - SUBSEQUENT EVENTS


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

Critical Accounting Policies

     Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the policies described in Note A of our annual report on Form 10-KSB may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

     During the third quarter ended July 31, 2005, the Company's management continued its focus on implementing a business model consisting of five (5) critical areas:

1.   Raising Additional Capital
2.   Settle Prior Obligations
3.   Bring SEC Filings Up-To-Date
4.   Establish Strategic Relationships
5.   Develop New MST Applications

     Raising Additional Capital. During the nine months ended July 31, 2005, the Company raised $750,000 capital through best efforts financing.

     Settle Prior Obligations. In June 2005, accrued management fees of $73,413 owed to Maya, LLC by the Company was converted into a $100,000 12% convertible note. In May 2005, the Company completed the previous settlement of a $91,236 accounts payable balance and the vendor agreed to write-off the balance. In April 2005 the GIC agreement was terminated and settled. The Company issued an additional 682,301 share of common stock. The holder agreed to terminate the GIC and release his lien position. In addition during the first quarter ended January 31, 2005, the Company converted the principal and accrued but unpaid interest totaling $2,309,008 of that certain bridge loan executed in May 2002 in favor of IPRC Bridge, L.P. for 11,101,900 shares of the Company's common stock. Additionally, in January 2005, the Company was able to convert the principal and accrued but unpaid interest totaling $742,538 of that certain note executed in February 2001 in favor of Maya, LLC for 2,953,2058 shares of the Company's common stock.

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

Subsequent Events

     In August 2005 the Company signed a management agreement with Agribiofuels, LLC ("Agribiofuels") a related party to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating Microwave Separation Technology (MST) in the manufacture of biodiesel product. Commencing August 1, 2005, Agribiofuels shall pay IPRC, in consideration of the services rendered by IPRC equal to $75,000 per month through December 31, 2005, and $120,000 thereafter during the construction and development period. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon throughput.

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


Results of Operations

For the Quarter Ended July 31, 2005, Compared to the Quarter Ended July 31, 2004 and the nine months ended July 31, 2005, Compared to the nine months ended July 31, 2004

Revenues

     During the quarter ended July 31, 2005, the Company recognized $3,000 in revenue compared to $0 during the same quarter ended in 2004.

     During the nine months ended July 31, 2005, the Company recognized $3,000 in revenue compared to $30,000 during the period ended in 2004. The revenue during the nine months ended July 31, 2004 is from license fees for distribution throughout Indonesia and Singapore which agreement expired in 2004.

Selling, General and Administrative

     Selling, General and Administrative expenses ("SG&A") for the quarter ended July 31, 2005 totaled $265,752 compared to $111,510 for same period in 2004 for a net increase of $154,242. This increase was primarily comprised of an increase in Salaries and Wages as the company had 5 full-time and 1 part-time employees for the entire quarter ended 2005 vs. 4 full-time and 2 part-time employees for the quarter ended 2004, this increase was approximately $24,000. In addition the remaining bonus per the April 21, 2004 board meeting of $23,000 was accrued as the Company raised over $1,500,000 in new capital and the new employee was paid a sign on bonus of $10,000 and was awarded 200,000 shares of stock at a value of $.15 per share this resulted in a $30,000 charge to SG&A expense. The company also settled a management agreement with a related party which resulted in a charge to SG&A of $26,587. The additional increase in SG&A relates to the Company's increased business activity including working on the SEC filings and increased travel expenses for sales purposes. In addition equipment repair cost for the MST 1000 skid unit increased $6,177 as the unit was being prepared for a potential new customer.

     SG&A expenses for the nine months ended July 31, 2005 totaled $827,320 compared to $448,952 for same period in 2004 for a net increase of $378,368. This increase was primarily comprised of a increase in Salaries and Wages as the company had 5 full-time and 1 part-time employees for quarter ending July 31, 2005 and 4 full-time and 2 part-time employees for the six month ended April 2005 vs. 4 full-time and 2 part-time employees for only five of the nine months ended July 31, 2004. The total increase in salaries, wages stock compensation, benefits and payroll taxes for the nine months ended July 31, 2005 vs. 2004 was approximately $224,000. The company also settled a management agreement with a related party which resulted in a charge to SG&A of $26,587. The additional increase in SG&A relates to the Company's increased business activity including working on the SEC filings and increased travel expenses for sales purposes. In addition equipment repair cost for the MST 1000 skid unit increased $49,155 as the unit was being prepared for a potential new customer.

Interest Expense

     During the quarter ended in July 31, 2005 and 2004, the Company recorded interest expense of $165,497 and $239,319 respectively, a decrease of $73,822. The decrease for the quarter in 2005 was the result of the Company settling past due notes beginning in August, 2004 and continuing throughout fiscal year 2005, as well as the guaranteed investment contract in during April, 2005.

     During the nine months ended in July 31, 2005 and 2004, the Company recorded interest expense of $414,213 and $657,813 respectively, a decrease of $243,600. This decrease was the result of the Company settling past due notes beginning in August, 2004 and continuing throughout fiscal year 2005, as well as the guaranteed investment contract in during April, 2005.

Gain on Extinguishment of Debt

     During the quarter ended in July 31, 2005, and 2004, the Company recorded gain on extinguishment of debt of $106,011 and $2,821 respectively, an increase of $103,190. The increase during the quarter ended July 31, 2005 was a result of the Company writing off old vendor payable balances and completing a previous accounts payable balance settlement.

     During the nine months ended in July 31, 2005, and 2004, the Company recorded gain on extinguishment of debt of $2,296,597 and $7,297 respectively, an increase of $2,289,300. The increase during the nine months ended July 31, 2005 was the result of the Company settling past due notes payable, the guaranteed investment contract, deferred salary amounts and accounts payable for discounts.

Going Concern

     For the year an ended October 31, 2004 and 2005, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company has generated limited revenue through July 31, 2005, and has sustained substantial losses from operations since inception. In addition, as of July 31, 2005, the Company's current liabilities exceeded its current assets by $1,956,371, it had $1,075,442 of debt obligations that were past due, and a deficit accumulated of $17,568,095. During the nine months ended July 31, 2005, the Company used $847,728 of cash in operating activities, which was funded through the issuance of debt, rather than provided by its operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.


Liquidity and Capital Resources

     The Company currently uses cash generated primarily from its financing activities and expects to continue to do so until it is able to generate sufficient capital from its operating activities. The Company expects to continue to experience substantial working capital requirements. As of July 31, 2005, IPRC's aggregate current liabilities were $2,543,347 compared to $5,893,493 at October 31, 2004. On July 31, 2005, the Company had negative working capital of $1,956,371 compared to negative working capital of $5,474,637 at October 31, 2004. During the nine months ended July 31, 2005, the Company obtained subscription agreements for notes totaling $850,000.

     As of July 31, 2005, the Company had cash of $281,727. Giving effect to the closing of the sale of the notes in August 2005 and the execution of the management agreement with Agribiofuels, LLC, we believe we have sufficient cash to fund current operations through August 2006. The Company's current burn rate in is $70,000 per month. As the operations of the Company ramp up, our burn rate is expected to increase to $110,000 per month. The Company used approximately $850,000 to fund its operations and settle existing debt for the nine months ended July 31, 2005. This money was used for research and development and for general and administrative expenses. The Company funded its fiscal year 2005 expenditures, commitments and capital requirements primarily through cash flows from financing activities, with an increasing amount of the Company's working capital requirements provided through cash flows from operations. There can be no assurance that the Company's operations will be able to generate sufficient capital from operations. Further, there can be no assurance that the Company will be able to raise sufficient funds from financings to fund its working capital requirements, or if financings occur, that they would be completed on terms favorable to the Company. The Company may need to engage in best efforts sales of its securities to raise needed working capital. Failure to raise necessary working capital will cause us to curtail operations.

     Operating Activities. Cash used in operating activities during the nine months ended July 31, 2005, amounted to $847,728, an increase of $614,674, over the $233,054 of net cash used in operating activities during the nine months ended in July 31, 2004. The increase is primarily due to the loss from operations of $941,953 in the nine months ended July 31, 2005 compared to $524,713 loss from operations in the nine months ended July 31, 2004, an increase of $417,240. The Company had an increase in inventory of $297,135 for the nine months ended July 31, 2005 compared to no change in inventory for the nine months ended July 31, 2004. In addition, the Company had an increase in accrued liabilities of $257,239 in the nine months ended July 31, 2005 compared to an increase of $553,148 in the nine months ended July 31, 2004.

     Investing Activities. Cash used by investing activities during the nine months ended July 31, 2005, amounted to $4,983, an increase of $4,983, over the $0 of net cash used in investing activities during the nine months ended July 31, 2004. The Company sold two vehicles to related party with a net book value of $3,534 for cash proceeds of $2,658 and the related party forgiving a related party payable of $12,343. This resulted in a gain on sale of assets of $11,466.

     Financing Activities. The Company has financed its operating and financing activities primarily from the proceeds of private placements of common stock and debt. During the nine months ended July 31, 2005, the Company's financing activities amounted to net provided in of $722,282, a decrease of $147,747, over the $870,029 of net cash provided by financing activities during the nine months ended July 31, 2004.

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

     At the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Company's disclosure controls and procedures. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2005, the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

     In connection with the completion of its audit of, and the issuance of its report on the financial statements of the Company for the years ended October 31, 2005, and 2004, Malone & Bailey, PC identified deficiencies in Company's internal controls related to the accrual of liabilities and the related expense recognition, gain on extinguishment of debt recognition, and disclosure controls relating to such transactions. The adjustments to these accounts and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in its Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended July 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


Item 3. Defaults Upon Senior Securities.

In June 2004, IPRC entered into a security deposit payment forbearance agreement with the successor in interest to Mobil Technology Company in connection with the marketing agreement entered into in October 1999 with Mobil Technology Company ("MTC"). Pursuant to the 1999 agreement, MTC provided IPRC a $1,000,000 security deposit, which IPRC was to repay on August 10, 2003. Pursuant to the forbearance agreement, if the Company entered into a contract for the sale, or license of one or more MST units by October 31, 2004, the Company was obligated to payoff the security deposit in six (6) quarterly installments. If IPRC fails to enter into a contract for the sale, or license of one or more MST units by October 31, 2005 or fails to payoff the security deposit by December 31, 2005, then IPRC shall accrue interest on the unpaid security deposit plus any accrued interest, at a rate equal to the prime rate of Citibank (New York) at the close of business on the last business day of the calendar year immediately preceding each respective year plus 4%. As of January 17, 2006, the Company had not entered into a contract for the sale, or license of one or more MST units and the Company has not made any installments. In February 2006 the Company executed a new forbearance agreement and agreed to pay the successor in interest of MTC a total of $500,000 by December 31, 2006. The agreement calls for the Company to pay $200,000 on or before March 1, 2006, $75,000 on or before March 31, 2006, $75,000 on or before June 30, 2006, $75,000 on or before September 30, 2006 and $75,000 on or before December 31, 2006. As long as the agreement is not in default the successor shall waive the remaining principal balance as well as any accrued interest that may have been owed under the agreement.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the nine months ended July 31, 2005.

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

                                 IMPERIAL PETROLEUM RECOVERY CORPORATION


Date: May 16, 2006               By: /s/ Alan B. Springer
                                     -------------------------------------------
                                     Alan B. Springer, Chairman and Chief
                                     Executive Officer

Date: May 16, 2006               By: /s/ Edward C. Gaiennie
                                     -------------------------------------------
                                     Edward C. Gaiennie, Chief Financial Officer
                                     and Principal Accounting Officer

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

  10.19        Second Forbearance Agreement, dated January 1, 2006, between
               IPRC and the successor in interest to Mobil.(Incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006)

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