Form 10QSB
period 2006-01-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2006-07-20
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

[X] Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act Of 1934

                 For the quarterly period ended January 31, 2006

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

                           138 Seaberg Industrial Road
                               Dayton, Texas 77535
               (Address of principal executive offices) (Zip Code)

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

As of July 6, 2006 40,898,180 shares of the Company's common stock were outstanding.

Transitional small business disclosure format: |_| Yes |X| No

                                Table of Contents


Part I.........................................................................1
        Item 1. Financials Statements..........................................1
                Consolidated Balance Sheets (Unaudited)........................2
                Consolidated Statements of Operations (Unaudited)..............3
                Consolidated Statements of Cash Flows (Unaudited)..............4
                Notes To Unaudited Consolidated Financial Statements...........5

        Item 2. Management's Discussion and Analysis or Plan of Operation.....11
        Item 3. Controls and Procedures.......................................15


Part II- Other Information....................................................16
        Item 1. Legal Proceedings.............................................16
        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...16
        Item 3. Defaults upon Senior Securities...............................16
        Item 4. Submission of Matters to a Vote of Security Holders...........16
        Item 5. Other Information.............................................16
        Item 6. Exhibits and Reports on Form 8-K..............................17


Signatures....................................................................19


Exhibit Index.................................................................20


Certifications................................................................22

                                     Part I

Item 1 Financials Statements

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

                     Imperial Petroleum Recovery Corporation

                           Consolidated Balance Sheets

                                   (Unaudited)


                                     ASSETS

                                                     January 31,    October 31,
                                                        2006           2005
                                                    -------------  -------------
CURRENT ASSETS
  Cash and cash equivalents                         $  1,321,004   $  1,506,515
  Trade accounts receivable, net                               -          2,000
  Other receivable - related party                           144          1,344
  Inventory                                              522,495        480,390
                                                    -------------  -------------
      Total current assets                             1,843,643      1,990,249
PROPERTY AND EQUIPMENT, net                              108,374        135,278
OTHER ASSETS, net of accumulated amortization of
 $26,808 and $25,613, respectively                        71,282         46,316
                                                    -------------  -------------
  Total assets                                      $  2,023,299   $  2,171,843
                                                    =============  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Trade accounts payable                            $    359,467   $    568,364
  Other payables - related parties                        19,921         30,661
  Accrued liabilities                                    701,172        877,716
  Current maturities of long-term obligations          1,108,501      1,107,889
                                                    -------------  -------------
      Total current liabilities                        2,189,061      2,584,630

  Long-term obligations, less current maturities       1,069,327      1,057,796
  Securities of Consolidated Subsidiary                1,414,372      1,320,777
                                                    -------------  -------------
      Total liabilities                                4,672,760      4,963,203
  Commitments And Contingencies
STOCKHOLDERS' DEFICIT
  Common stock, par value $0.001; authorized
  100,000,000 shares; issued and outstanding
  40,898,180 and 40,085,029 shares respectively           40,899         40,085
  Additional paid-in capital                          15,290,880     15,104,668
  Accumulated deficit                                (17,981,240)   (17,936,113)
                                                    -------------  -------------
      Total stockholders' deficit                     (2,649,461)    (2,791,360)
                                                    -------------  -------------
                                                    $  2,023,299   $  2,171,843
                                                    =============  =============


     The accompanying notes are an integral part of these statements.

                     Imperial Petroleum Recovery Corporation

                      Consolidated Statements of Operations

                                   (Unaudited)
                     For the three months ended January 31,

                                                        2006           2005
                                                    -------------  -------------

Revenues                                            $          -   $          -
Cost of goods sold                                             -              -
                                                    -------------  -------------
        Gross profit (loss)                                    -              -
Operating expenses
    Selling, general and administrative expenses         310,258        191,643
    Research and development                              17,715          4,335
    Depreciation and amortization expense                 28,100         33,680
                                                    -------------  -------------
    Total operating expenses                             356,073        229,658
                                                    -------------  -------------
    Loss from operations                                (356,073)      (229,658)
Other income (expense)
    Interest income                                       12,167             16
    Gain on extinguishment of debt                       211,808      1,616,360
    Loss from Non-Controlling Interests in
     Consolidated Subsidiary                             206,405              -
    Gain on disposition of assets                              -         11,466
    Other Income                                               4              -
    Interest expense                                    (119,438)      (152,085)
                                                    -------------  -------------
                                                         310,946      1,475,757
Income taxes                                                   -              -
                                                    -------------  -------------
        Net Income (loss)                           $    (45,127)  $  1,246,099
                                                    =============  =============

Net income (loss) per common share - basic and
 diluted                                            $      (0.00)  $       0.05

Weighted average common shares outstanding - basic
 and diluted                                          40,208,769     24,690,572


     The accompanying notes are an integral part of these statements.

                     Imperial Petroleum Recovery Corporation

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                     For the three months ended January 31,


                                                         2006           2005
                                                     ------------  -------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities:
  Net Income (loss)                                  $   (45,127)  $  1,246,099
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                         28,100         33,680
    Loss from Non-Controlling Interests in
     Consolidated Subsidiary                            (206,405)             -
    Interest accretion on Guaranteed Investment
     Contract                                                  -         44,534
    Discount amortization on 12% secured convertible
     notes                                                20,029              -
    Gain on settlement of debt for stock                 (29,815)    (1,595,384)
    Gain on write-off of accounts payable               (181,991)       (20,976)
    (Gain)/loss on disposal of property and equipment          -        (11,466)
  Changes in assets and liabilities:
    Trade accounts receivable                              2,000            200
    Inventory                                            (42,105)       (45,000)
    Prepaid & other expenses                               1,200          1,248
    Trade accounts payables                              (60,915)        (6,738)
    Other assets                                         (26,161)             -
    Other payables, related party                        (10,740)        (6,799)
    Accrued liabilities                                   74,305        104,773
                                                     ------------  -------------
      Total adjustments                                 (432,498)    (1,501,928)
                                                     ------------  -------------
      Net cash used in operating activities             (477,625)      (255,829)
                                                     ------------  -------------

  Cash flows from investing activities:
    Proceeds from disposal of property and equipment           -          2,658

  Cash flows from financing activities:
    Proceeds from sale of  securities of consolidated
     subsidiary                                          300,000              -
    Principal payments on current portion of
     long-term obligations                                (7,886)        (9,124)
                                                     ------------  -------------
      Net cash provided by financing activities          292,114         (9,124)
                                                     ------------  -------------

    Net increase (decrease) in cash and cash
     equivalents                                        (185,511)      (262,295)
    Cash and cash equivalents at beginning of period   1,506,515        412,156
                                                     ------------  -------------
    Cash and cash equivalents at end of period       $ 1,321,004   $    149,861
                                                     ============  =============

  Supplemental disclosure of cash flow information
      Cash paid during the period for Interest       $     1,102   $      2,578
      Cash paid during the period for Income taxes   $         -   $          -


     The accompanying notes are an integral part of these statements.

                     Imperial Petroleum Recovery Corporation

              Notes to Unaudited Consolidated Financial Statements

Interim Financial Information

In the opinion of the management of Imperial Petroleum Recovery Corporation, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2006 and the results of operations for the three months ended January 31, 2006 and 2005, and cash flows for the three months ended January 31, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended October 31, 2005.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Inventories
     -----------

Inventory consists of components to be assembled into the Company's products. Inventory is valued at lower of cost or market. As of January 31, 2006, the Company had $522,495 of inventory.

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

     If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in quarters and the three months ended January 31, 2006 and 2005 consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

                     Imperial Petroleum Recovery Corporation

              Notes to Unaudited Consolidated Financial Statements



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


                                                                   For the three months ended
                                                                           January 31
                                                                     2006               2005
                                                                -------------      -------------
Net Income (loss) as reported                                   $     (45,127)     $   1,246,099

Pro forma effect of expensing stock based compensation plans                                --
using fair value method                                                  --        -------------
                                                                -------------      $   1,246,099
Net Income (loss) as adjusted                                   $     (45,127)     =============
                                                                =============
Basic earnings per common share:                                                   $        0.05
Net income (loss) as reported                                   $       (0.00)
 Pro forma effect of expensing stock based compensation plans                      $        --
 using fair value method                                        $        --        -------------
                                                                -------------      $        0.05
Basic earnings per common share, as adjusted                    $       (0.00)     =============
                                                                =============


     In December 2004 the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS No. 123R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the consolidated financial statements. The effective date of SFAS 123R for Small Business issuers is the first reporting period beginning after December 15, 2005, which will be for our second quarter 2006. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as the "modified prospective" method, but also permits entities to restate consolidated financial statements of the previous periods based upon proforma disclosures made in accordance with SFAS123.

                     Imperial Petroleum Recovery Corporation

              Notes to Unaudited Consolidated Financial Statements



NOTE B - GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue during the three months ended January 31, 2006, and has sustained substantial losses from operations since inception. In addition, as of January 31, 2006, the Company's current liabilities exceeded its current assets by $345,418; it had $75,442 of debt obligations that were past due, and an accumulated deficit of $17,981,240. During fiscal first quarter ended January 31, 2006, the Company used $477,625 of cash in operating activities, which was funded primarily through the issuance of debt, rather than provided by its operations.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company continues to take the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence as described in detail in its October 31, 2005 Form 10-KSB. Recent events are as follows:

     The Company has recently purchased land to construct a plant to manufacture Biodiesel for Agribiofuels in which IPRC has 20% ownership as well as a management and technology agreement that utilizes the Company's MST system. In addition the Company is in the process of securing its financing for the plant which initially will have a capacity of 20 million gallons and a planned 36 million gallon capacity by the end of 2009.

     In January 2006 the Company filed for its patents using the MST in the production of biodiesel which follows up its provisional patents filed in February of 2005.

     The Company is in discussions with certain oil refineries to secure demonstration locations for the MST system where it has strategic value.

     The Company is also in discussions with ESSO to schedule its startup of the MST 1000 system purchased in the construction for its gathering and pipeline facility in Chad, Africa. There has been a delay for various economic and political reasons as to the startup of the unit. The Company expects that the startup should occur before the end of the Company's fiscal year October 31, 2006.


NOTE C - PROPERTY AND EQUIPMENT


     In December, 2005 the Company executed an assignable contract to purchase land and Improvements and Agribiofuels has paid the monthly non refundable option fee due hereunder. The monthly option payments will be applied toward the purchase price, if applicable. On March 21, 2006 the Company closed on the purchase of the land.

                     Imperial Petroleum Recovery Corporation

              Notes to Unaudited Consolidated Financial Statements



NOTE D - LONG TERM OBLIGATIONS

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

NOTE E - STOCKHOLDERS' DEFICIT


     In December 2005 the Company settled $216,840 of deferred salaries with the former Officers of the Company by issuing 813,151 shares of the Company stock. This transaction resulted in a gain on the settlement of debt of $29,815.

NOTE F- RELATED PARTY TRANSACTIONS

     The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have advanced or loaned funds to the Company needed to support its daily operations.

                     Imperial Petroleum Recovery Corporation

              Notes to Unaudited Consolidated Financial Statements



NOTE F- RELATED PARTY TRANSACTIONS-CONTINUED


     In addition to other matters the Company had the following related party transactions:


         1.      Agribiofuels, LLC.,("Agribiofuels")

     Agribiofuels, LLC., ("Agribiofuels") is an entity in which the Company owns a portion of the members' equity, a board member serves as a manager and the major stockholder of the Company owns a majority portion of the members' equity. During fiscal 2005, Agribiofuels and the Company signed a management agreement to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating Microwave Separation Technology ("MST") in the manufacture of biodiesel product. Per the management agreement, Agribiofuels agreed to pay $75,000 per month from August through December 31, 2005 and $120,000 per month during the construction and development period beginning January 1, 2006. For the quarter ended January 31, 2006 Agribiofuels paid the IPRC $270,000. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon throughput.

       2.        Employee Benefits

     During 2004 an entity owned by the CEO and CFO of the Company provided benefits to certain employees utilizing a professional employment organization ("PEO"). During the quarters ended January 31, 2006 and 2005 the Company paid $28,213 and $12,000 for this service. The employees covered were paid a portion of their salaries amounting to $11,749. The entity owned by the CEO and CFO had an existing contract with the PEO as the Company's credit made it difficult to purchase insurance for its employees.

         3.         Employee deferred Salaries

     In December 2005 the Company settled $216,840 of deferred salaries with the former Officers of the Company by issuing 813,151 shares of the Company stock. This transaction resulted in a gain on the settlement of debt of $29,815.


NOTE G - SECURITIES OF CONSOLIDATED SUBSIDIARY, NET

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

     Agribiofuels has sold six $50,000 Class A membership interests for $300,000 between November 1, 2005 and January 31, 2006.


NOTE H - INCOME (LOSS) PER COMMON SHARE

     The following data shows the amounts used in computing net loss per common share, including the effect on net loss for the accretion of redeemable common stock to the redemption amount.

       For the three months ended January 31,

                                                                                   2006               2005
                                                                               -----------         ----------
Net Income loss per common share - basic and diluted
   Net Income (loss) available to common shareholders-basic and diluted        $   (45,127)        $1,246,099

Common shares outstanding during the entire period                              40,085,029         20,845,687
Weighted average common shares issued during the period                            123,740          3,844,885
                                                                               -----------         ----------
Weighted average number of common shares used in basic and diluted EPS          40,208,769         24,690,572
Net loss per share - basic and diluted                                         $     (0.00)        $     0.05
                                                                               ===========         ==========


     The average number of shares relating to all outstanding options and warrants ("out of the money") and to potentially convertible debt instruments have been omitted from the computation of diluted loss per share where their inclusion would have been antidilutive for all periods in which they were outstanding.

NOTE I - SUBSEQUENT EVENTS

     In February of 2006 the Company signed a note agreement whereby Agribiofuels would loan IPRC up to $500,000. Interest will accrue at 8%. The principal and interest are due in February of 2009. The note can be prepaid at anytime. The note is payable in cash or payments owed to IPRC under its technology agreement may be applied to the note balance.

Item 2. Management's Discussion and Analysis or Plan of Operation


     The  following  discussions  of our  results of  operations  and  financial position should be read in conjunction with the consolidated financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on our financial position or results of its operations.

     The  following  discussions  of our  results of  operations  and  financial position should be read in conjunction with the consolidated financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on our financial position or results of the Company's operations. But, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline.

Critical Accounting Policies

     Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the consolidated financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

     During the first quarter ended January 31, 2006, the Company's management continued its focus on implementing a business model consisting of five (5) critical areas:

1.       Raising Additional Capital
2.       Settling Prior Obligations
3.       Bringing SEC Filings Up-To-Date
4.       Establishing Strategic Relationships
5.       Developing New MST Applications

       Recent events are as follows:

     The Company has recently purchased land to construct a plant to manufacture Biodiesel for Agribiofuels in which IPRC has 20% ownership as well as a management and technology agreement that utilizes the Company's MST system. In addition the Company is in the process of securing its financing for the plant which initially will have a capacity of 20 million gallons and a planned 36 million gallon capacity by the end of 2009.

     In January 2006 the Company filed for its patents using the MST in the production of biodiesel which follows up its provisional patents filed in February of 2005.

     The Company is in discussions with certain oil refineries to secure demonstration locations for the MST system where it has strategic value.

     The Company is also in discussions with ESSO to schedule its startup of the MST 1000 system purchased in the construction for its gathering and pipeline facility in Chad, Africa. There has been a delay for various economic and political reasons as to the startup of the unit. The Company expects that the startup should occur before the end of the Company's fiscal year October 31, 2006.

     Agribiofuels, LLC., ("Agribiofuels") is an entity in which the Company owns 20% of the members' equity, a board member serves as a manager and the major stockholder of the Company owns a majority portion of the members' equity. During fiscal 2005, Agribiofuels and the Company signed a management agreement to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating Microwave Separation Technology ("MST") in the manufacture of biodiesel product. Per the management agreement, Agribiofuels agreed to pay $75,000 per month from August through December 31, 2005 and $120,000 per month during the construction and development period beginning January 1, 2006. For the quarter ended January 31, 2006 Agribiofuels paid IPRC $270,000. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon throughput.

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

Subsequent Events

     In February of 2006 the Company signed a note agreement whereby Agribiofuels would loan IPRC up to $500,000. Interest will accrue at 8%. The principal and interest are due in February of 2010. The note can be prepaid at anytime. The note is payable in cash or payments owed to IPRC under its technology agreement may be applied to the note balance

Results of Operations

For the Quarter Ended January 31, 2006, Compared to the Quarter Ended January 31, 2005

         Selling, General and Administrative

     General and administrative expenses for the quarter ended January 31, 2006 totaled $310,258 compared to $191,643 for same period in 2005 for a net increase of $118,615. This increase was primarily comprised of an increase in salaries and wages as the Company had 5 full-time and 1 part-time employees as well as 3 full time consultants during the 2006 quarter vs. 4 full-time and 2 part-time employees during the 2005 quarter in addition to the increase expenditures in activities with the higher head count. The remaining increase was due to legal and professional activity related to the Company's regulatory filings.

         Interest Expense

     During the quarters ended January 31, 2006 and 2005, the Company recorded interest expense of $119,438 and $152,085 respectively, a decrease of $32,647. The decrease for the quarter in 2006 was the result of the Company settling past due notes in October of 2004 and the quarter ending January 31, 2005.

         Gain on Extinguishment of Debt

     During the quarters ended January 31, 2006, and 2005, the Company recorded gain on extinguishment of debt of $211,808 and $1,616,360 respectively, a decrease of $1,404,552. The decrease during the quarter ended January 31, 2006 was the result of the Company settling larger past due notes payable and accounts payable for discounts during the quarter ended January 31, 2005.


Going Concern

     For the year ended October 31, 2005, the Company's independent auditors stated that the Company's financial condition raises substantial doubt about its ability to continue as a going concern. The Company has generated limited revenue through January 31, 2006, and has sustained substantial losses from operations since inception. In addition, as of January 31, 2006, the Company's current liabilities exceeded its current assets by $345,418, it had $75,442 of debt obligations that were past due, and an accumulated deficit of $17,981,240. During the first quarter ended January 31, 2006, the Company used $477,625 of cash in operating activities, which was funded through the issuance of debt, rather than provided by its operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

Liquidity and Capital Resources

     The Company currently uses cash generated primarily from its financing activities and expects to continue to do so until it is able to generate sufficient capital from its operating activities. The Company expects to continue to experience substantial working capital requirements. As of January 31, 2006, IPRC's aggregate current liabilities were $2,189,061 compared to $2,949,820 at January 31, 2005. On January 31, 2006, the Company had negative working capital of $345,418 compared to negative working capital of $2,749,167 at January 31, 2005.

     As of January 31, 2006, the Company had cash of $1,321,004. Giving effect to the execution of the management agreement with Agribiofuels, LLC, we believe we have sufficient cash to fund current operations through August 2006. The Company's current burn rate is approximately $130,000 however due to the legal cost of our new patents and the settlement of some payable accounts our actual burn rate was approximately $160,000 for the 3 months ended January 31, 2006. As the operations of the Company ramp up, our burn rate is expected to increase to $140,000 per month. The Company used $1,314,550 to fund its operations and settle existing debt for fiscal 2005. This money was used for research and development and for general and administrative expenses. The Company funded the current three months ended expenditures, commitments and capital requirements primarily through cash flows from financing activities, with an increasing amount of the Company's working capital requirements provided through cash flows from operations. There can be no assurance that the Company's operations will be able to generate sufficient capital from operations. Further, there can be no assurance that the Company will be able to raise sufficient funds from financings to fund its working capital requirements, or if financings occur, that they would be completed on terms favorable to the Company. The Company anticipates that it will need to engage in best efforts sales of its securities to raise needed working capital. Failure to raise necessary working capital will cause us to curtail operations.

     Operating Activities. Cash used in operating activities during the three months ended January 31, 2006, amounted to $477,625, an increase of $221,796, over the $255,829 of net cash provided by operating activities during the quarter ended January 31, 2005. The increase is primarily due to the loss from operations of $356,073 in the quarter ended January 31, 2006 compared to a $229,658 loss from operations in the quarter ended January 31, 2005, an increase of $126,415. The Company had a decrease in accounts payable of $60,915 in the quarter ended January 31, 2006 compared to a decrease of $6,738 for the quarter ended January 31, 2005 an increase of cash used of $54,177 in addition the Company had an increase in accrued liabilities of $74,305 in the quarter ended January 31, 2006 compared to an increase of $104,773 in the quarter ended January 31, 2005 an increase in cash used of $30,468.

     Investing Activities. Cash provided by investing activities during the quarter ended January 31, 2006, amounted to $0, an decrease of $2,658, relative to the $2,658 of net cash provided by in investing activities during the quarter ended in 2005. The Company sold two vehicles to related party with a net book value of $3,534 for cash proceeds of $2,658 and the related party forgiving a related party payable of $12,343 during the quarter ended January 31, 2005. This resulted in a gain on sale of assets of $11,466.

     Financing Activities. The Company financed its operating and financing activities primarily from the proceeds from subscriptions of securities of Agribiofuels, LLC of $300,000 During the quarter ended January 31, 2006, the Company's financing activities amounted to net cash provided of $292,114, an increase of $301,238, over the $9,124 of net cash used in financing activities during the quarter ended January 31, 2005.

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

     At the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Company's disclosure controls and procedures. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2006, the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

     In connection with the completion of its audit of, and the issuance of its report on the consolidated financial statements of the Company for the year ended October 31, 2005, Malone & Bailey, PC identified deficiencies in Company's internal controls related to the accrual of liabilities and the related expense recognition, and disclosure controls relating to such transactions. The adjustments to these accounts and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in its Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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


Item 3. Defaults upon Senior Securities.


     In June 2004, IPRC entered into a security deposit payment forbearance agreement with the successor in interest to Mobil Technology Company in connection with the marketing agreement entered into in October 1999 with Mobil Technology Company ("MTC"). Pursuant to the 1999 agreement, MTC provided IPRC a $1,000,000 security deposit, which IPRC was to repay on August 10, 2003. Pursuant to the forbearance agreement, if the Company entered into a contract for the sale, or license of one or more MST units by October 31, 2004, the Company was obligated to payoff the security deposit in six (6) quarterly installments. If IPRC fails to enter into a contract for the sale, or license of one or more MST units by October 31, 2005 or fails to payoff the security deposit by December 31, 2005, then IPRC shall accrue interest on the unpaid security deposit plus any accrued interest, at a rate equal to the prime rate of Citibank (New York) at the close of business on the last business day of the calendar year immediately preceding each respective year plus 4%. In February 2006 the Company executed a new forbearance agreement and agreed to pay the successor of MTC a total of $500,000 by December 31, 2006. The agreement calls for the Company to pay $200,000 on or before March 1, 2006, $75,000 on or before March 31, 2006, $75,000 on or before June 30, 2006, $75,000 on or before
September 30, 2006 and $75,000 on or before December 31, 2006. As long as the agreement is not in default the successor shall waive the remaining principal balance as well as any accrued interest that may have been owed under the agreement.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the quarter ended January 31, 2006.


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


         10.10 Amendment No. 1 dated July 27, 2001 to the Warrant for the Purchase of Shaes of Common Stock dated December 11, 1997 issued by the Company to the Howarth Family Trust (incorporated by reference to Exhibit 6 to the Schedule 13D/A of the Howarth Family Trust dated 10/1/87 filed with the Commission on August 13, 2001).

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

         10.18 Commercial Contract, between the Company and Dayton Rice Milling, Inc., dated December 9, 2005.(incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006)

         10.19 Second Forbearance Agreement, dated January 1, 2006, between IPRC and the successor in interest to Mobil. .(incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006) 10.20 Note agreement between IPRC and Agribiofuels, LLC

         10.20    Note agreement between IPRC and Agribiofuels, LLC

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

                  IMPERIAL PETROLEUM RECOVERY CORPORATION





July 20, 2006     By:      /s/ Alan B. Springer
                     --------------------------------------------------
                        Alan B. Springer, Chairman and Chief Executive Officer

July 20, 2006     By: /s/ Edward C. Gaiennie
                    ---------------------------------------------------
                        Edward C. Gaiennie, Chief Financial Officer and
                       Principal Accounting Officer

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

         10.10 Amendment No. 1 dated July 27, 2001 to the Warrant for the Purchase of Shaes of Common Stock dated December 11, 1997 issued by the Company to the Howarth Family Trust (incorporated by reference to Exhibit 6 to the Schedule 13D/A of the Howarth Family Trust dated 10/1/87 filed with the Commission on August 13, 2001).

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

         10.18 Commercial Contract, between the Company and Dayton Rice Milling, Inc., dated December 9, 2005.(incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006)

         10.19 Second Forbearance Agreement, dated January 1, 2006, between IPRC and the successor in interest to Mobil. .(incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006) 10.20 Note agreement between IPRC and Agribiofuels, LLC

         10.20    Note agreement between IPRC and Agribiofuels, LLC

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