Form 10QSB
period 2006-04-30
IMPERIAL PETROLEUM RECOVERY CORP
filed 2006-07-21
CIK 1020448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report Under section 13 or 15(d) Of The Securities Exchange Act Of 1934

                  For the quarterly period ended April 30, 2006

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

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


Check if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No|X|


As of July 6, 2006 40,898,180 shares of the Company's common stock were outstanding.


Transitional small business disclosure format: |_| Yes |X| No




                                Table of Contents

Part I   1
------

         Item 1   Financials Statements.........................................1
         ------------------------------
                  Consolidated Balance Sheets (Unauidted).......................2
                  ---------------------------------------
                  Consolidated Statements of Operations (Unaudited).............3
                  -------------------------------------------------
                  Consolidated Statements of Cash Flows (Unaudited).............4
                  -------------------------------------------------
         Item 2   Management's Discussion and Analysis or Plan of Operation.....12
         ------------------------------------------------------------------
         Item 3    Controls and Procedures......................................16
         ---------------------------------

Part II- Other Information......................................................17
--------------------------

         Item 1    Legal Proceedings............................................17
         ---------------------------
         Item 2    Unregistered Sales of Equity Securities and Use of Proceeds..17
         ---------------------------------------------------------------------
         Item 3    Defaults upon Senior Securities..............................17
         -----------------------------------------
         Item 4    Submission of Matters to a Vote of Security Holders..........17
         -------------------------------------------------------------
         Item 5    Other Information............................................17
         ----------------------------
         Item 6    Exhibits and Reports on Form 8-K.............................18
         ------------------------------------------
                  Signatures....................................................20
                  ----------
                  Exhibits Index................................................21
                  --------------
                  Certifications................................................23
                  --------------






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


                     Imperial Petroleum Recovery Corporation
                           Consolidated Balance Sheets

                                   (Unaudited)

                                     ASSETS


                                                                                 ---------------------------------
                                                                                   April 30,           October 31,
                                                                                    2006                   2005
                                                                                 ------------         ------------

CURRENT ASSETS
Cash and cash equivalents                                                        $  2,618,751         $  1,506,515
Trade accounts receivable, net                                                           --                  2,000
Other receivable                                                                        4,000                 --
Other receivable - related party                                                          144                1,344
Inventory                                                                             552,407              480,390
Prepaid expenses                                                                       26,885                 --
                                                                                 ------------         ------------
Total current assets                                                                3,202,187            1,990,249
PROPERTY AND EQUIPMENT, net                                                           950,255              135,278
OTHER ASSETS, net of accumulated amortization of $28,003 and $25,613,
respectively                                                                           56,936               46,316
                                                                                 ------------         ------------
Total assets                                                                     $  4,209,378            2,171,843
                                                                                 ============         ============

                      Liabilities and STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Trade accounts payable                                                           $    286,489         $    568,364
Other payables - related parties                                                       20,121               30,661
Accrued liabilities                                                                   803,329              877,716
Current maturities of long-term obligations                                           834,142            1,107,889
                                                                                 ------------         ------------
Total current liabilities                                                           1,944,081            2,584,630

Long-term obligations, less current maturities                                      1,209,713            1,057,796
Securities of Consolidated Subsidiary                                               3,940,877            1,320,777
                                                                                 ------------         ------------
Total liabilities                                                                   7,094,671            4,963,203

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001; authorized 100,000,000 shares; issued and
outstanding 40,898,180 and 40,085,029 shares respectively                              40,899               40,085
Additional paid-in capital                                                         15,290,880           15,104,668
Accumulated deficit                                                               (18,217,072)         (17,936,113)
                                                                                 ------------         ------------
Total stockholders' deficit                                                        (2,885,293)          (2,791,360)
                                                                                 ------------         ------------
                                                                                 $  4,209,378         $  2,171,843
                                                                                 ============         ============

        The accompanying notes are an integral part of these statements.


                     Imperial Petroleum Recovery Corporation

 Consolidated Statements of Operations for the Three and Six Months Ended April 30

                                   (Unuadited)

                                                                 For the three                        For the six
                                                              months ended April 30,              months ended April 30,
                                                         ------------------------------      -------------------------------
                                                              2006             2005              2006               2005
                                                         -------------     ------------      ------------       ------------
Revenues                                                 $       --        $       --        $       --         $       --
Cost of goods sold                                               --                --                --                 --
                                                         ------------      ------------      ------------       ------------
Gross profit (loss)                                              --                --                --                 --

Operating expenses
Selling, general and administrative expenses                  242,752           369,926           553,010            561,568
Research and development                                       32,334             5,107            50,048              9,442
Depreciation and Amortization                                  28,100            32,587            56,201             66,267
                                                         ------------      ------------      ------------       ------------
Total operating expenses                                      303,186           407,620           659,259            637,277
                                                         ------------      ------------      ------------       ------------
Loss from operations                                         (303,186)         (407,620)         (659,259)          (637,277)

Other income (expense)
Interest Income                                                11,495               270            23,662                285
Gain on extinguishment of debt                                 25,952           574,226           237,760          2,190,586
Loss of Non-Controlling Interests in Consolidated
Subsidiary                                                    273,495              --             479,900               --
Gain on disposition of assets                                    --                --                --               11,466
Rental Income                                                   4,000              --               4,000               --
Interest expense                                             (247,588)          (96,631)         (367,026)          (248,716)
Other Income (expense)                                           --                --                   4               --
                                                         ------------      ------------      ------------       ------------
Total other income (expense), net                              67,354           477,865           378,300          1,953,621
                                                         ------------      ------------      ------------       ------------
Net Income (loss)                                        $   (235,832)     $     70,245      $   (280,959)      $  1,316,344
                                                         ============      ============      ============       ============
Net Income (loss) per common share-basic and diluted     $      (0.01)     $       0.00      $      (0.01)      $       0.04

Weighted average common shares outstanding - basic and
diluted                                                    40,898,180        37,501,601        40,547,761         30,989,918



        The accompanying notes are an integral part of these statements.


                     Imperial Petroleum Recovery Corporation


     Consolidated Statements of Cash Flows for the Six Months Ended April 30

                                   (Unaudited)
                                                                                          For the six
                                                                                       months ended April 30,
                                                                                   -------------------------------
                                                                                      2006                2005
                                                                                   -----------         -----------
Increase (decrease) in cash and cash equivalents Cash flows from operating activities:
Net Income (loss)                                                                  $  (280,959)        $ 1,316,344
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                           56,201              66,267
Loss of Non-Controlling Interests in Consolidated Subsidiary                          (479,900)               --
Share-based compensation                                                                  --               184,000
Discount amortization on 12% secured convertible notes                                 169,090                --
Interest accretion on Guaranteed Investment Contract                                      --                73,197
Gain on settlement of debt for stock                                                   (29,815)         (2,103,808)
Gain on write-off of accounts payable                                                 (207,944)            (86,778)
(Gain)/loss on disposal of property and equipment                                         --               (11,466)
Changes in assets and liabilities:
    Trade accounts receivable                                                            2,000                 200
    Other receivables                                                                   (4,000)               --
    Other receivables, related party                                                      --                (9,000)
    Employee Advances                                                                    1,200              (2,444)
    Inventory                                                                          (72,017)            (45,000)
    Prepaid expenses                                                                   (26,885)              4,000
    Other assets                                                                       (13,011)              6,048
    Trade accounts payables                                                           (107,941)            (65,462)
    Other payables, related party                                                      (10,540)             (6,799)
    Accrued liabilities                                                                176,463             170,892
                                                                                   -----------         -----------
        Total adjustments                                                             (547,099)         (1,826,153)
                                                                                   -----------         -----------
        Net cash used in operating activities                                         (828,058)           (509,809)
                                                                                   -----------         -----------
Cash flows from investing activities:
Purchases of property and equipment                                                   (868,786)               --
Proceeds from disposal of property and equipment                                          --                 2,658
                                                                                   -----------         -----------
Net cash (used) in investing activities                                               (868,786)              2,658
                                                                                   -----------         -----------
  Cash flows from financing activities:
  Proceeds from sales of securities of consolidated subsidiary                       3,100,000                --
  Proceeds from issuance of long-term obligations                                         --               325,000
  Principal payments on current portion of long-term obligations                      (290,920)            (18,444)
                                                                                   -----------         -----------
  Net cash provided by financing activities                                          2,809,080             306,556
                                                                                   -----------         -----------
  Net increase (decrease) in cash and cash equivalents                               1,112,236            (200,595)
  Cash and cash equivalents at beginning of period                                   1,506,515             412,156
                                                                                   -----------         -----------
  Cash and cash equivalents at end of period                                       $ 2,618,751         $   211,561
                                                                                   ===========         ===========

  Supplemental disclosure of cash flow information
  Cash paid during the period for interest                                         $     2,056         $     5,018
  Cash paid during the period for taxes                                            $         -         $         -



        The accompanying notes are an integral part of these statements.

                     Imperial Petroleum Recovery Corporation

              Notes to Unaudited Consolidated Financial Statements



Interim Financial Information


In the opinion of the management of Imperial Petroleum Recovery Corporation, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of April 30, 2006 and the results of operations for the three and six months ended April 30, 2006 and 2005, and cash flows for the six months ended April 30, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.


The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended October 31, 2005.


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.       Inventories

         Inventory consists of components to be assembled into the Company's products. Inventory is valued at lower of cost or market. As of April 30, 2006, the Company had $552,407 of inventory.

2.       Warrants, Stock options & Restricted stock program

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

         On February 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard for all periods beginning after December 15, 2005. The consolidated financial statements as of and for the quarter ended April 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

         If we had elected to recognize compensation expense based on the fair value at the date of grant, for awards granted during the three and six months ended April 30, 2005, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

                     Imperial Petroleum Recovery Corporation

              Notes to Unaudited Consolidated Financial Statements

                                                                                       For the three       For the six
                                                                                       months ended       months ended
                                                                                      April 30, 2005     April 30, 2005
                                                                                     ------------------ ---------------
Net Income (loss) as reported                                                        $      70,245       $   1,316,344
Pro forma effect of expensing stock based compensation plans using fair value        $    (120,000)      $    (120,000)
method
                                                                                     -------------       -------------
Net Income (loss) as adjusted                                                        $     (49,755)      $   1,196,345

BASIC EARNINGS PER COMMON SHARE:
Net income (loss) as reported                                                        $        0.00       $        0.04
Pro forma effect of expensing stock based compensation plans using fair value        $       (0.00)      $       (0.00)
method
Basic earnings per common share, as adjusted                                         $       (0.00)      $        0.04




NOTE B - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue during the six months ended April 30, 2006, and has sustained substantial losses from operations since inception. As of April 30, 2006, the Company's current assets exceeded its current liabilities by $1,258,106; it had $75,442 of debt obligations that were past due, and an accumulated deficit of $18,217,072. During the six months ended April 30, 2006, the Company used $828,058 of cash in operating activities, which was funded primarily through the issuance of debt, rather than provided by its operations.


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

         The Company continues to take the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence as described in detail in its October 31, 2005 consolidated financial statements. Recent events are as follows:

         The Company purchased land last quarter to construct a plant to manufacture Biodiesel for Agribiofuels in which IPRC has 20% ownership as well as a management and technology agreement that utilizes the Company's MST system. In addition the Company is in the process of securing its financing for the plant which initially will have a capacity of 20 million gallons and a planned 36 million gallon capacity by the end of 2009.

         In January 2006 the Company filed for its patents using the MST in the production of biodiesel which follows up its provisional patents filed in February of 2005.

         The Company is in discussions with certain oil refineries to secure demonstration locations for the MST system where it has strategic value.

                     Imperial Petroleum Recovery Corporation

              Notes to Unaudited Consolidated Financial Statements


         The Company is also in discussions with ESSO to schedule its startup of the MST 1000 system purchased in the construction for its gathering and pipeline facility in Chad Africa. There has been a delay for various economic and political reasons as to the startup of the unit. The Company expects that the startup should occur before the end of the Company's fiscal year October 31, 2006.


NOTE C - LONG TERM OBLIGATIONS


   Effective as of January 1, 2006, we entered into a second forbearance agreement in connection with a marketing agreement, dated October 6, 1999, between the Company and Mobil Technology Company ("MTC"), pursuant to which we owe the successor in interest to MTC a principal amount of $1,000,000. Pursuant to the 1999 agreement, MTC provided IPRC a $1,000,000 security deposit, which IPRC was to repay on August 10, 2003. Pursuant to the first forbearance agreement, dated June 8, 2004, if the Company entered into a contract for the sale, or license of one or more MST units by October 31, 2004, the Company was obligated to payoff the security deposit in six (6) quarterly installments. If IPRC failed to enter into a contract for the sale, or license of one or more MST units by October 31, 2005 or failed to payoff the security deposit by December 31, 2005, then IPRC would accrue interest on the unpaid security deposit plus any accrued interest, at a rate equal to the prime rate of Citibank (New York) at the close of business on the last business day of the calendar year immediately preceding each respective year plus 4%. Under the second forbearance agreement, we agreed to pay the successor in interest of MTC a total of $500,000 by December 31, 2006, of which $200,000 shall be paid on or before March 1, 2006, $75,000 on or before March 31, 2006, $75,000 on or before June 30, 2006,
$75,000 on or before September 30, 2006 and $75,000 on or before December 31, 2006. As long as this second forbearance agreement is not in default the successor shall waive the remaining principal balance as well as any accrued interest that may have been owed under the agreement. To date, the Company has made the scheduled payments pursuant to the forbearance agreement.

                     Imperial Petroleum Recovery Corporation

              Notes to Unaudited Consolidated Financial Statements


NOTE D- RELATED PARTY TRANSACTIONS

         The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have advanced or loaned funds to the Company needed to support its daily operations.

         In addition to other matters the Company had the following party transactions:

     1. Agribiofuels, LLC.,("Agribiofuels")

         Agribiofuels, LLC., ("Agribiofuels") is an entity in which the Company owns a portion of the Agribiofuels' equity, a board member of the Company serves as a manager of Agribiofuels and the major stockholder of the Company owns a majority portion of the Agribiofuels' equity. During fiscal 2005, Agribiofuels and the Company signed a management agreement to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating Microwave Separation Technology ("MST") in the manufacture of biodiesel product. Per the management agreement, Agribiofuels agreed to pay $75,000 per month from August through December 31, 2005 and $120,000 per month during the construction and development period beginning January 1, 2006. For the quarter ended April 30, 2006, Agribiofuels paid IPRC $360,000. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon throughput. In February of 2006 IPRC signed a note agreement whereby Agribiofuels would loan IPRC up to $500,000. Interest will accrue at 8%. The principal and interest are due in February of 2010. The note can be prepaid at anytime. The note is payable in cash or payments owed to IPRC under its technology agreement may be applied to the note balance. As of April 30, 2006 the Company had borrowed $275,000 from Agribiofuels.



   2.    Employee Benefits


         During 2004 an entity owned by the CEO and CFO of the Company provided benefits to certain employees utilizing a professional employment organization ("PEO"). During the quarter and the six months ended April 30, 2006 the Company paid $28,904 and $65,982 respectively for this service compared to the quarter and the six months ended April 30, 2005 of $12,000 and $24,000.


         The employees covered were paid a portion of their salaries amounting to $15,250 and $37,000 for the quarter and the six months ended April 30, 2006, respectively compared to $3,000 and $6,000 for the quarter and six months ended April 30, 2005, respectively. The entity owned by the Mr. Springer and Mr. Gaiennie had an existing contract with the PEO as the Company's credit made it difficult to purchase insurance for its employees.


NOTE E - SECURITIES OF CONSOLIDATED SUBSIDIARY, NET

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

                     Imperial Petroleum Recovery Corporation

              Notes to Unaudited Consolidated Financial Statements


NOTE F - INCOME (LOSS) PER COMMON SHARE



                                                             For the three months ended     For the six months ended
                                                                      April 30                       April 30
                                                                  2006           2005           2006          2005
                                                             ------------    -----------    -------------  -----------
Net Income loss per common share - basic and
diluted Net Income (loss) available
to common shareholders-basic and
diluted                                                      $   (235,832)   $    70,245    $   (280,959)  $ 1,316,344

Common shares outstanding during the entire period             40,898,180     34,900,792      40,085,029    20,845,687
Weighted average common shares issued during the period              --        2,600,809         462,732    10,144,231
                                                             ------------    -----------    ------------   -----------
Weighted average number of common shares used in basic and     40,898,180     37,501,601      40,547,761    30,989,918
diluted EPS

Net loss per share - basic and diluted                       $      (0.01)   $      0.00    $      (0.01)  $      0.04
                                                             ============    ===========    ============   ===========


         The average number of shares relating to all outstanding options and warrants ("out of the money") and to potentially convertible debt instruments have been omitted from the computation of diluted loss per share where their inclusion would have been antidilutive for all periods in which they were outstanding.
                                       9

Item 2   Management's Discussion and Analysis or Plan of Operation


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


         During  the  second   quarter  ended  April  30,  2006,  the  Company's
management continued its focus on implementing a business model consisting of five (5) critical areas:


1.       Raising Additional Capital
2.       Settling Prior Obligations
3.       Bringing SEC Filings Up-To-Date
4.       Establishing Strategic Relationships
5.       Developing New MST Applications

       Recent events are as follows:

         The Company, through it subsidiary Agribiofuels, recently purchased land to construct a plant to manufacture biodiesel fuel. IPRC owns 20% of the equity of Agribiofuels and manages Agribiofuels though a management and technology agreement that utilizes the Company's MST system. In addition the Company is in the process of securing its financing for the plant which initially will have a capacity of 20 million gallons and a planned 36 million gallon capacity by the end of 2009.

         In January 2006 the Company filed for its patents using the MST in the production of biodiesel which follows up its provisional patents filed in February of 2005.

         The Company is in discussions with certain oil refineries to secure demonstration locations for the MST system where it has strategic value.


         Developing New MST Applications. The Company has identified additional technical opportunities for its MST in applications involving biodiesel, bilge water, and environmental hydrocarbon clean-up. In January 2005 the Company began testing to validate the impact of the MST on increasing the biodiesel production process, thus adding production capacity to existing operations. In addition to biodiesel, the Company has continued to evaluate the opportunities for introducing the MST into the marine industry's bilge water treatment process.

Results of Operations


         For the Quarter Ended April 30, 2006, Compared to the Quarter Ended April 30, 2005 and the six months ended April 30, 2006, Compared to the six months ended April 30, 2005


Selling, General and Administrative


         General and administrative expenses for the quarter ended April 30, 2006 totaled $242,752 compared to $369,926 for same period in 2005 for a net decrease of $127,174. This decrease was primarily comprised of the issuance of stock to officers and employees valued at $184,000 during the 3 months ended April 30, 2005 partially offset by an a increase in salaries and wages as the Company's headcount was 6 full-time and 1 part-time employees as well as 2 full time consultants for the entire quarter ended 2006 vs. 4 full-time and 2 part-time employees for the quarter ended 2005.


         General and administrative expenses for the six months ended April 30, 2006 totaled $553,010 compared to $561,568 for same period in 2005 for a net decrease of $8,558. This decrease was primarily comprised of a the issuance of stock to officers and employees in the six months ended April 30, 2005 offset by an increase in salaries and wages as the Company had 6 full-time and 1 part-time employee as well as 2 full time consultants for the entire six months ended 2006 vs. 4 full-time and 2 part-time employees for the six months ended 2005.


Interest Expense


         During the quarter ended in April 30, 2006 and 2005, the Company recorded interest expense of $247,588 and $96,631 respectively, an increase of $150,957. The increase for the quarter in 2006 was the result of the amortization of the debt discount of the 12% Convertible notes for the second quarter ended April 30, 2006.


         During the six months ended in April 30, 2006 and 2005, the Company recorded interest expense of $367,026 and $248,716 respectively, an increase of $118,310. The increase for the six months ended in 2006 was a result of the amortization of the debt discount of the 12% Convertible notes increase in the debt outstanding for the six months ended April 30, 2006 vs. 2005.


Gain on Extinguishment of Debt


         During the quarter ended in April 30, 2006, and 2005, the Company recorded gain on extinguishment of debt of $25,952 and $574,226 respectively, a decrease of $548,274. The decrease during the quarter ended April 30, 2006 was the result of the Company settling the guaranteed investment contract as well as deferred salary amounts owed to employees both current and former in the three months ended April 30, 2005 vs. minor settlements in 2006.


         During the six months ended in April 30, 2006, and 2005, the Company recorded gain on extinguishment of debt of $237,760 and $2,190,586 respectively, a decrease of $1,952,826. The decrease during the six months ended April 30, 2006 was the result of the Company settling past due notes payable, the guaranteed investment contract, deferred salary amounts and accounts payable for discounts in the six months ended April 30, 2005 vs. lesser settlements in the six months ended April 30, 2006 as the Company had settled or restructured most of the past due liabilities during 2005.

Going Concern


         For the year ended October 31, 2005, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The Company has generated limited revenue through April 30, 2006, and has sustained substantial losses from operations since inception. In addition, as of April 30, 2006, the Company's had $75,442 of debt obligations that were past due, and an accumulated deficit of $18,217,072. During the six months ended April 30, 2006, the Company used $828,058 of cash in operating activities, which was funded through the issuance of debt, rather than provided by its operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.


Liquidity and Capital Resources


         The Company currently uses cash generated primarily from its financing activities and expects to continue to do so until it is able to generate sufficient capital from its operating activities. The Company expects to continue to experience substantial working capital requirements. As of April 30, 2006, IPRC's aggregate current liabilities were $1,944,081 compared to $2,584,630 at October 31, 2005. On April 30, 2006, the Company had positive working capital of $1,258,106 compared to negative working capital of $594,381 at October 31, 2005.

         As of April 30, 2006, the Company had cash of $2,618,751. Giving effect to the closing of the sale of the notes in August 2005 and the execution of the management agreement with Agribiofuels, LLC, we believe we have sufficient cash to fund current operations through December 2006. The Company's current burn rate is $138,000 per month. As the operations of the Company ramp up, our burn rate is expected to increase to $150,000 per month. The Company used $1,314,550 to fund its operations and settle existing debt for fiscal 2005. This money was used for research and development and for general and administrative expenses. The Company is funding its 2006 fiscal expenditures, commitments and capital requirements primarily through cash flows from financing activities, with an increasing amount of the Company's working capital requirements provided through cash flows from operations. There can be no assurance that the Company's operations will be able to generate sufficient capital from operations. Further, there can be no assurance that the Company will be able to raise sufficient funds from financings to fund its working capital requirements, or if financings occur, that they would be completed on terms favorable to the Company. The Company anticipates that it will need to engage in best efforts sales of its securities to raise needed working capital. Failure to raise necessary working capital will cause us to curtail operations.

Operating Activities


         Cash used in operating activities during the six months ended April 30, 2006, amounted to $828,058, an increase of $318,249, over the $509,809 of net cash used in operating activities during the six months ended in April 30, 2005. The increase is primarily due to increase in cash charges for the six months ended April 30, 2006 vs. non cash charges in the six months ended April 30, 2005. The Company also used cash to fund inventory and other asset items as well as to pay down its accounts payable during the six months ended April 30, 2006 vs. the six months ended April 30, 2005.


Investing Activities.


         Cash used in investing activities during the six months ended April 30, 2006, amounted to $868,786, a increase of $871,444, over the $2,658 of net cash provided by in investing activities during the six months ended April 30, 2005. The Company purchased land in the six months ended April 30, 2006 in Dayton, Texas to build a Biodiesel Manufacturing Facility as well as a technology center vs. the Company sold two vehicles to related party with a net book value of $3,534 for cash proceeds of $2,658 and the related party forgiving a related party payable of $12,343. This resulted in a gain on sale of assets of $11,466 in the six months ended April 30, 2005.

Financing Activities.


         The Company has financed its operating and financing activities primarily from the proceeds of private placements of common stock and through debt. During the six months ended April 30, 2006, the Company's financing activities amounted to net cash provided of $2,809,080, an increase of $2,502,524, over the $306,556 of net cash provided by financing activities during the six months ended April 30, 2005.


Item 3    Controls and Procedures


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


         At the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Company's disclosure controls and procedures. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2006, the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.


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


         There were no changes in internal controls over financial reporting that occurred during the quarter ended April 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II- Other Information


Item 1    Legal Proceedings


         The Company is subject to litigation from time to time arising from its normal course of operations. Management does not believe that any such litigation and claims that have arisen have merit or that they will have a material effect on the Company's financial position or results of operations.


Item 2    Unregistered Sales of Equity Securities and Use of Proceeds


         In December 2005 the Company settled $216,840 of deferred salaries with the former Officers of the Company by issuing 813,151 shares of the Company stock.

Item 3    Defaults upon Senior Securities


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


Item 4    Submission of Matters to a Vote of Security Holders


         No matters were submitted to a vote of the Company's security holders during the six months ended April 30, 2006.


Item 5    Other Information.


    None

Item 6    Exhibits and Reports on Form 8-K


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

         10.4 Warrant for the Purchase of Shares of Common Stock dated December 11, 1997 issued to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on December 22, 1997)

         10.5 Warrant for the Purchase of Shares of Common Stock dated March 11, 1998 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on March 23, 1998).

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

         10.18 Commercial Contract, between the Company and Dayton Rice Milling, Inc., dated December 9, 2005. (incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006).

         10.19 Second Forbearance Agreement, dated January 1, 2006, between IPRC and the successor in interest to Mobil. .(incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006)

         10.20 Note agreement between IPRC and Agribiofuels, LLC(incorporated by reference filed with the Commission on July 20, 2006)

         10.21    Lease  between  Agribiofuels,   LLC  and  Seaberg  Rice,  Inc.
                  effective date March 31, 2006 filed herewith

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

                  IMPERIAL PETROLEUM RECOVERY CORPORATION





July 20, 2006     By:      /s/ Alan B. Springer
                     -------------------------------------------------------
                      Alan B. Springer, Chairman and Chief Executive Officer

July 20, 2006     By:/s/ Edward C. Gaiennie
                     --------------------------------------------------------
                       Edward C. Gaiennie, Chief Financial Officer
                       and Principal Accounting Officer

                     Imperial Petroleum Recovery Corporation

                                 Exhibits Index


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

         10.4 Warrant for the Purchase of Shares of Common Stock dated December 11, 1997 issued to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on December 22, 1997)

         10.5 Warrant for the Purchase of Shares of Common Stock dated March 11, 1998 issued by the Company to Maya LLC (incorporated by reference to Exhibit 1 to the Schedule 13D/A of Maya LLC filed with the Commission on March 23, 1998).

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

         10.18 Commercial Contract, between the Company and Dayton Rice Milling, Inc., dated December 9, 2005. (incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006).

         10.19 Second Forbearance Agreement, dated January 1, 2006, between IPRC and the successor in interest to Mobil. .(incorporated by reference to the Company's 10K filed with the Commission on March 21, 2006)

         10.20 Note agreement between IPRC and Agribiofuels, LLC(incorporated by reference filed with the Commission on July 20, 2006)

         10.21    Lease  between  Agribiofuels,   LLC  and  Seaberg  Rice,  Inc.
                  effective date March 31, 2006 filed herewith

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