Form 10QSB
period 2006-07-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2006-10-24
CIK 1020448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report Under section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2006

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(281) 821-1110
(Issuer’s telephone number, including area code)

Securities Registered under Section 12 (b) of the Exchange Act:

None

Securities Registered under Section 12 (g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 19, 2006 40,898,180 shares of the Company’s common stock were outstanding.

Transitional small business disclosure format: ☐ Yes ☑ No

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Imperial Petroleum Recovery Corporation
Consolidated Balance Sheets
(Unaudited)

	July 31,	October 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$604,780	$1,506,515
Trade accounts receivable, net	-	2,000
Other receivable	2,500	-
Other receivable - related party	1,644	1,344
Inventory	572,160	480,390
Prepaid expenses	51,412	-
Total current assets	1,232,496	1,990,249
PROPERTY AND EQUIPMENT, net	2,967,932	135,278
OTHER ASSETS, net of accumulated amortization of $29,199 and $25,613, respectively	53,165	46,316
Total assets	$4,253,593	$2,171,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade accounts payable	$673,650	$568,364
Other payables - related parties	20,121	30,661
Accrued liabilities	901,725	877,716
Current maturities of long-term obligations	2,127,678	1,107,889
Total current liabilities	3,723,174	2,584,630

Long-term obligations, less current maturities	2,977	1,057,796
Securities of Consolidated Subsidiary	3,728,368	1,320,777
Total liabilities	7,454,519	4,963,203

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001; authorized 100,000,000 shares; issued and outstanding 40,898,180 and 40,085,029 shares respectively	40,899	40,085
Additional paid-in capital	15,290,880	15,104,668
Accumulated deficit	(18,532,705)	(17,936,113)
Total stockholders’ deficit	(3,200,926)	(2,791,360)
Total liabilities and stockholders’ deficit	$4,253,593	$2,171,843

The accompanying notes are an integral part of these statements.

Imperial Petroleum Recovery Corporation

 Consolidated Statements of Operations

for the Three and Nine-Month Periods Ended July 31, 2006 and 2005

(Unaudited)

	For the three		For the nine
	months ended July 31,		months ended July 31,
	2006	2005	2006	2005

Revenues	$-	$3,000	$-	$3,000

Operating expenses:
Selling, general and administrative expenses	337,547	265,752	890,556	827,320
Research and development	14,453	11,995	64,501	21,437
Depreciation and Amortization	38,882	29,929	95,083	96,196
Total operating expenses	390,882	307,676	1,050,140	944,953
Loss from operations	(390,882)	(304,676)	(1,050,140)	(941,953)

Other income (expense):
Interest Income	11,592	535	35,253	820
Gain on extinguishment of debt	-	106,011	237,759	2,296,597
Loss of Non-Controlling Interests in Consolidated Subsidiary	312,509	-	792,409	-
Gain on disposition of assets	11,700	-	11,700	11,466
Rental Income	9,000	-	13,000	-
Interest expense	(269,551)	(165,497)	(636,577)	(414,213)
Other Income (expense)	-	-	4	-
Total other income (expense), net	75,250	(58,951)	453,548	1,894,670
Net Income (loss)	$(315,632)	$(363,627)	$(596,592)	$952,717

Net Income (loss) per common share-basic and diluted	$(0.01)	$(0.01)	$(0.01)	$0.03

Weighted average common shares outstanding - basic and diluted	40,898,180	40,082,855	40,665,851	34,054,204

The accompanying notes are an integral part of these statements.

Imperial Petroleum Recovery Corporation

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended July 31, 2006 and 2005

(Unaudited)

	For the nine
	months ended July 31,
	2006	2005

Cash flows from operating activities:
Net Income (loss)	$(596,592)	$952,717
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,083	96,196
Loss of Non-Controlling Interests in Consolidated Subsidiary	(792,409)	-
Share-based compensation	-	214,000
Discount amortization on 12% secured convertible notes	339,077	85,400
Interest accretion on Guaranteed Investment Contract	-	73,197
Gain on settlement of debt for stock	(29,815)	(2,148,808)
Gain on write-off of accounts payable	(207,944)	(147,790)
(Gain)/loss on disposal of property and equipment	(11,700)	(11,466)
Changes in assets and liabilities:
Trade accounts receivable	-	200
Other receivables	(500)	-
Other receivables, related party	-	(4,970)
Employee Advances	(300)	(644)
Inventory	(91,770)	(297,135)
Prepaid expenses	(51,412)	4,000
Other assets	(10,436)	1,895
Trade accounts payables	290,920	58,453
Other payables, related party	(10,540)	19,788
Accrued liabilities	274,860	257,239
Total adjustments	(206,886)	(1,800,445)
Net cash used in operating activities	(803,478)	(847,728)

Cash flows from investing activities:
Purchases of property and equipment	(2,924,150)	(7,641)
Proceeds from disposal of property and equipment	-	2,658
Net cash (used) in investing activities	(2,924,150)	(4,983)

Cash flows from financing activities:
Proceeds from sales of securities of consolidated subsidiary	3,200,000	-
Proceeds from issuance of long-term obligations	-	750,000
Principal payments on current portion of long-term obligations	(374,107)	(27,718)
Net cash provided by financing activities	2,825,893	722,282

Net increase (decrease) in cash and cash equivalents	(901,735)	(130,429)
Cash and cash equivalents at beginning of period	1,506,515	412,156
Cash and cash equivalents at end of period	$604,780	$281,727

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,951	$7,061
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these statements.

Imperial Petroleum Recovery Corporation

Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Cash Flows for the Nine Months Ended July 31-Continued

Non-cash investing activities

The Company traded 3 trailers with an original book value of $46,784 and a net book value of $0 for services of moving the Company from its Houston Facility to its new Dayton Facility at the end of June 2006. The vendor valued the services at $11,700. This resulted in a gain on the sale of assets of $11,700 for the nine months ended July 31, 2006

Imperial Petroleum Recovery Corporation

Notes to Unaudited Consolidated Financial Statements

Interim Financial Information

In the opinion of the management of Imperial Petroleum Recovery Corporation (the “Company” or “IPRC”), the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2006 and the results of operations for the three and nine-month periods ended July 31, 2006 and 2005, and cash flows for the nine-month periods ended July 31, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited consolidated financial statements and notes for the fiscal year ended October 31, 2005.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Inventories

Inventory consists of a complete MST 150 unit. Inventory is valued at lower of cost or market. As of July 31, 2006, the Company had $572,160 of inventory.

2.	Warrants, Stock options & Restricted stock program

We have stock-based employee compensation plans. Prior to February 1, 2006 and as permitted by SFAS 123, “Accounting for Stock-Based Compensation,” we accounted for our stock options in accordance with APB 25, “Accounting for Stock Issued to Employees.” Employee stock options are granted at or above the market price at dates of grant which does not require us to recognize any compensation expense. These options expire in five years. The proceeds from options exercised are credited to shareholders’ equity.

On February 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard for all periods beginning after December 15, 2005. The consolidated financial statements as of and for the quarter ended July 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Imperial Petroleum Recovery Corporation

Notes to Unaudited Consolidated Financial Statements

If we had elected to recognize compensation expense based on the fair value at the date of grant, for awards granted during the three and nine months ended July 31, 2005, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

	For the three months ended	For the nine months ended
	July 31, 2005	July 31, 2005
Net Income (loss) as reported	$(363,627)	$952,717
Pro forma effect of expensing stock based compensation plans using fair value method	$(120,000)	$(120,000)
Net Income (loss) as adjusted	$(483,627)	$832,717

BASIC EARNINGS PER COMMON SHARE:
Net income (loss) as reported	$(0.01)	$0.03
Basic earnings per common share, as adjusted	$(0.01)	$0.02

NOTE B - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue during the nine months ended July 31, 2006, and has sustained substantial losses from operations since inception. As of July 31, 2006, the Company’s current liabilities exceeded its current assets by $2,490,678; it had $75,442 of debt obligations that were past due, and an accumulated deficit of $18,532,705. During the nine-months ended July 31, 2006, the Company used $803,478 of cash in operating activities, which was funded primarily through the issuance of debt, rather than provided by its operations.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company continues to take the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence as described in detail in its October 31, 2005 consolidated financial statements. Recent events are as follows:

The Company purchased land last quarter to construct a plant to manufacture Biodiesel for Agribiofuels in which IPRC has 20% ownership as well as a management and technology agreement that utilizes the Company’s MST system. In addition the Company is in the process of securing its financing for the plant which initially will have an annual capacity of 18 million gallons and a planned 42 million gallon annual capacity by the end of 2008 assuming the Company secures the financing to build it. The Company is constructing a technology center in order to begin initial production of biodiesel as well as to further the development of the MST in biodiesel production. The Company expects the initial production to be approximately 200,000 gallons per month beginning in November 2006 increasing to 500,000 gallons per month by the early spring of 2007.

In January 2006 the Company filed for its patents using the MST in the production of biodiesel which follows up its provisional patents filed in February of 2005.

Imperial Petroleum Recovery Corporation

Notes to Unaudited Consolidated Financial Statements

The Company began deployment of the MST 150 system at a demonstration location; however, due to delays at the location and the Company’s limited resources it was decided that the demonstration would have to be delayed until the Company’s first quarter of 2007. There is no guarantee that the existing location will be available at that time however several other locations have expressed interest in the technology.

The Company is also in discussions with ESSO to schedule its startup of the MST 1000 system purchased in the construction for its gathering and pipeline facility in Chad Africa. There has been a delay for various economic and political reasons as to the startup of the unit. Esso issued a purchase order to upgrade the control system which we expect to complete during our first quarter ended January 31, 2007. Once the upgrade has been completed we expect the start up to be scheduled, however the exact startup date is unknown at this time.

NOTE C - LONG TERM OBLIGATIONS

Effective as of January 1, 2006, we entered into a second forbearance agreement in connection with a marketing agreement, dated October 6, 1999, between the Company and Mobil Technology Company (“MTC”), pursuant to which we owe the successor in interest to MTC a principal amount of $1,000,000. Pursuant to the 1999 agreement, MTC provided IPRC a $1,000,000 security deposit, which IPRC was to repay on August 10, 2003. Pursuant to the first forbearance agreement, dated June 8, 2004, if the Company entered into a contract for the sale, or license of one or more MST units by October 31, 2005, the Company was obligated to payoff the security deposit in six (6) quarterly installments. If IPRC failed to enter into a contract for the sale, or license of one or more MST units by October 31, 2005 or failed to payoff the security deposit by December 31, 2005, then IPRC would accrue interest on the unpaid security deposit plus any accrued interest, at a rate equal to the prime rate of Citibank (New York) at the close of business on the last business day of the calendar year immediately preceding each respective year plus 4%. Under the second forbearance agreement, we agreed to pay the successor in interest of MTC a total of $500,000 by December 31, 2006, of which $200,000 shall be paid on or before March 1, 2006, $75,000 on or before March 31, 2006, $75,000 on or before June 30, 2006, $75,000 on or before September 30, 2006 and $75,000 on or before December 31, 2006. As long as this second forbearance agreement is not in default the successor shall waive the remaining principal balance as well as any accrued interest that may have been owed under the agreement. Effective September 2006 the successor of MTC’s interest granted additional time for the Company to meet its obligation due September 30, 2006 to December 31, 2006. Therefore the Company will have to pay the $150,000 on December 31, 2006 under the revision.

Imperial Petroleum Recovery Corporation

Notes to Unaudited Consolidated Financial Statements

NOTE D- RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have advanced or loaned funds to the Company needed to support its daily operations.

In addition to other matters the Company had following party transactions:

1 .Agribiofuels LLC,(“Agribiofuels”)

Agribiofuels LLC, (“Agribiofuels”) is an entity in which the Company owns a portion of he members’ equity, a board member serves as a manager and the major stockholder of the Company owns a majority portion of the members’ equity. During fiscal 2005, Agribiofuels and the Company signed a management agreement to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating Microwave Separation Technology (“MST”) in the manufacture of biodiesel product. Per the management agreement, Agribiofuels agreed to pay $75,000 per month from August through December 31, 2005 and $120,000 per month during the construction and development period beginning January 1, 2006. For the quarter ended July 31, 2006 Agribiofuels paid IPRC $360,000. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon throughput.

In February of 2006 IPRC signed a note agreement whereby Agribiofuels would loan IPRC up to $500,000. Interest will accrue at 8%. The principal and interest are due in February of 2010. The note can be prepaid at anytime. The note is payable in cash or payments owed to IPRC under its technology agreement may be applied to the note balance. As of July 31, 2006 the Company had borrowed $350,000 from Agribiofuels.

2. Employee Benefits

During 2004 an entity owned by the CEO and CFO of the Company provided benefits to certain employees utilizing a professional employment organization (“PEO”). The entity owned by the Mr. Springer and Mr. Gaiennie had an existing contract with the PEO and it was necessary to use this contract to provide insurance for the employees because the Company’s credit made it difficult to obtain this insurance on its own. Once the company is cash flowing it will obtain all necessary insurance for its employees and the existing arrangement will be discontinued.

During the quarter and the nine months ended July 31, 2006 the Company paid $35,997 and $101,979 respectively for this service compared to the quarter and the nine months ended July 31, 2005 of $23,206 and $47,206.

The employees covered were paid a portion of their salaries amounting to $18,250 and $55,250 for the quarter and the nine months ended July 31, 2006, respectively compared to $7,762 and $19,762 for the quarter and nine months ended July 31, 2005, respectively

NOTE E - SECURITIES OF CONSOLIDATED SUBSIDIARY, NET

Agribiofuels LLC, a Texas limited liability company (“Agribiofuels”) is an entity in which the Company owns 20% of the members’ equity and a board member, stockholder of IPRC owns 80% of the members’ equity. The Company is the manager of Agribiofuels as provided by the management agreement. In the Company’s judgment it can exert significant influence over the policies and decisions of Agribiofuels although the Company does not have a majority interest. In accordance with the FASB issued Financial Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51; the accounts and operations of Agribiofuels are included in these consolidated financial statements. Significant transactions with Agribiofuels have been eliminated in consolidation.

Imperial Petroleum Recovery Corporation

Notes to Unaudited Consolidated Financial Statements

NOTE F - INCOME (LOSS) PER COMMON SHARE

	For the three months ended		For the nine months ended
	July 31		July 31
	2006	2005	2006	2005
Net Income loss per common share - basic and diluted
Net Income (loss) available to common shareholders-basic and diluted	$(315,633)	$(363,627)	$(596,592)	$952,717

Common shares outstanding during the entire period	40,898,180	40,082,855	40,085,029	20,845,687
Weighted average common shares issued during the period	-	-	580,822	13,208,517
Weighted average number of common shares used in basic and diluted EPS	40,898,180	40,082,855	40,665,851	34,054,204
Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$0.03

The average number of shares relating to all outstanding options and warrants (“out of the money”) and to potentially convertible debt instruments have been omitted from the computation of diluted loss per share where their inclusion would have been antidilutive for all periods in which they were outstanding.

NOTE G - PETROGAS LITIGATION

On May 19, 2005, Agribiofuels, LLC submitted to Petrogas Process Systems, Inc. a purchase order for the purchase of two biodiesel production modules at a total cost of five million dollars. Subsequently, Agribiofuels, LLC wired $750,000 to Petrogas as down payment and for the long lead time items necessary for construction. At a meeting on the 13th of June, 2006, Petrogas announced that it would not honor the specifications contained in Agribiofuels’ purchase order. Since that time, Agribiofuels has sought to bring Petrogas to the table for a negotiated settlement to this issue, without success. On September 20th, 2006, Agribiofuels, LLC filed suit against Petrogas Process Systems, Gulf Hydrocarbons, Inc. (Petrogas’ marketing partner) and Jess Hewitt, a principal of both organizations. After a final attempt to bring the parties to the negotiating table, Petrogas was served with suit on Oct. 6, 2006. Agribiofuels has filed for substitute service on the other defendants. Agribiofuels will vigorously prosecute its claims. The $750,000 is included in property plant and equipment. The probability of recovery is undetermined and will be considered for impairment in the future as more information becomes available.

Item 2 Management’s Discussion and Analysis or Plan of Operation

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

Overview

Imperial Petroleum Recovery Corporation (the “Company” or “IPRC”), with its wholly owned subsidiary Petrowave Corporation, is a Houston based public company that has patented microwave technology for use in petroleum and alternative energy applications, called Microwave Separation Technology (“MST”). IPRC’s goal is to become a leader in developing and marketing innovative commercial radio frequency (“RF”) energy applications that can be used within the petroleum and other industries to treat emulsions containing oil, water, and solids or in the production process to enhance process efficiency and improve our customers’ end product.

The Company currently offers MST to the oil field industry and is developing the use of MST in the marine industry and in the production of biodiesel. MST technology uses commercial radio frequencies to separate water and oil emulsions. Emulsions are homogenous mixtures of oil and water components (or other normally immiscible components).

Recent Events

The Company purchased land in the previous period to construct a plant to manufacture biodiesel for Agribiofuels, LLC (“Agribiofuels”) in which IPRC has 20% ownership as well as a management and technology agreement that utilizes the Company’s MST system for the production of biodiesel from recycled fats and oils. In addition, the Company is in the process of securing financing for the plant which initially will have a capacity of 18 million gallons and a planned 42 million gallon capacity by the end of 2008. The Company is constructing a technology center in order to begin initial production of Biodiesel as well as to further the development and application of MST in biodiesel production. The Company expects the initial production of the technology center to be approximately 200,000 gallons per month increasing to 500,000 gallons per month by the early spring of 2007. The 42 million gallon capacity will by achieved by the addition of three (3) Biodiesel production modules capable of producing 1 million gallons per month to be brought on line by the end of 2008 and integrated into the total production of the plant. This 42 million gallon capacity is subject to securing financing.

During fiscal 2005, Agribiofuels and the Company signed a management agreement to provide certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating MST in the manufacture of biodiesel product. Per the management agreement, Agribiofuels agreed to pay $75,000 per month from August through December 31, 2005 and $120,000 per month during the construction and development period beginning January 1, 2006. For the quarter ended July 31, 2006 Agribiofuels paid IPRC $360,000. In addition, once the biodiesel facility is operational, Agribiofuels will pay IPRC a technology and licensing fee based upon throughput utilizing the technology.

In January 2006 the Company followed on its provisional patents by filing for patents using the MST in the production of biodiesel.

The Company is also in discussions with ESSO to schedule its startup of the MST 1000 system purchased in the construction for its gathering and pipeline facility in Chad Africa. There has been a delay for various economic and political reasons as to the startup of the unit. Esso issued a purchase order to upgrade the control system which we expect to complete during our first quarter ended January 31, 2007. Once the upgrade has been completed we expect the start up to be scheduled, however the exact startup date is unknown at this time.

Results of Operations

For the quarter ended July 31, 2006, compared to the quarter ended July 31, 2005 and the nine months ended July 31, 2006, compared to the nine months ended July 31, 2005

Selling, General and Administrative

General and administrative expenses for the quarter ended July 31, 2006 totaled $337,547 compared to $265,752 for same period in 2005 for a net increase of $71,795. This increase was due to the increase in salaries and wages because the Company’s headcount rose to 7 full-time and 1 part-time employees as well as 2 full time consultants and one part time consultant for the entire quarter ended 2006 from. 5 full-time and 2 part-time employees for the quarter ended 2005. The total increase in compensation expense was approximately $39,000. The Company also has purchased insurance for both its upcoming biodiesel operations as well as operations related to MST demonstrations. The increase in insurance expense was approximately $23,000. The company incurred moving expenses of approximately $12,000 in order to move the company location to co-locate with Agribiofuels in Dayton, Texas.

General and administrative expenses for the nine months ended July 31, 2006 totaled $890,556 compared to $827,320 for same period in 2005 for a net increase of $63,236. The increase was due to the increase in salaries and wages because the Company’s headcount rose to 6 full-time and 1 part-time employee as well as 2 full time consultants for the entire nine months ended 2006 from 4 full-time and 2 part-time employees for the nine months ended 2005. The increase in compensation expense amounted to approximately $157,000. In addition the Company had increased activity in accounting and legal expenses related to the Company’s SEC filings or an increase of approximately $84,000. The Company also had increases in insurance, research and development, and website design expenses which resulted in increases of approximately $25,000, 18,000 and $8,000 respectively. All of these increases in 2006 were partially offset by the decrease in share compensation expense of $214,000 compared to the nine months ended July 31, 2005.

Interest Expense

During the quarter ended in July 31, 2006 and 2005, the Company recorded interest expense of $269,551 and $165,497 respectively, an increase of $104,054. The increase for the 2006 quarter was due to the amortization of the debt discount of the Company’s 12% convertible notes.

During the nine months ended in July 31, 2006 and 2005, the Company recorded interest expense of $636,577 and $414,213 respectively, an increase of $222,364. The increase for the nine months ended in 2006 was a result of the amortization of the debt discount of the Company’s 12% convertible notes that were issued during the nine months ended July 31, 2006.

Gain on Extinguishment of Debt

During the quarter ended in July 31, 2006, and 2005, the Company recorded gain on extinguishment of debt of $0 and $106,011 respectively, a decrease of $106,011. The decrease during the quarter ended July 31, 2006 was the result of the Company settling accounts payable at a discount in the three months ended July 31, 2005.

During the nine months ended in July 31, 2006, and 2005, the Company recorded gain on extinguishment of debt of $237,759 and $2,296,597 respectively, a decrease of $2,058,838. The decrease during the nine months ended July 31, 2006 was the result of the Company settling past due notes payable, the guaranteed investment contract, deferred salary amounts and accounts payable for discounts in the nine months ended July 31, 2005.

Going Concern

For the year ended October 31, 2005, the Company’s independent auditors stated that the Company’s financial condition raises substantial doubt about its ability to continue as a going concern. The Company has generated limited revenue through July 31, 2006, and has sustained substantial losses from operations since inception. In addition, as of July 31, 2006, the Company had $75,442 of debt obligations that were past due that were under negotiation, and an accumulated deficit of $18,532,705. During the nine months ended July 31, 2006, the Company used $803,478 of cash in operating activities, which was funded through the issuance of equity in Agribiofuels, rather than provided by its operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management will be required to, and expects to, raise additional capital through the issuance of debt securities and offerings of equity securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. However, there is no assurance that such financing will be obtained.

Liquidity and Capital Resources

The Company currently uses cash generated primarily from its financing activities and expects to continue to do so until it is able to generate sufficient capital from its operating activities. The Company expects to continue to experience substantial working capital requirements. As of July 31, 2006, IPRC’s aggregate current liabilities were $3,723,174 compared to $2,584,630 at October 31, 2005. On July 31, 2006, the Company had negative working capital of $2,490,678, compared to negative working capital of $594,381 at October 31, 2005.

As of July 31, 2006, the Company had cash of $604,780. The Company is in the process of securing additional equity funding from the equity holders of Agribiofuels, LLC of approximately $600,000. We believe we have sufficient cash to fund current operations through January 2007. However, we expect to begin biodiesel production in October 2006 and are in final negotiations with a Fortune 500 company for feedstock supply and the sale of our production. We anticipate generating sufficient revenue to sustain the Company's current burn rate of $120,000 per month which is expected to increase to $150,000 per month once biodiesel production ramps up. The Company used $1,314,550 to fund its operations and settle existing debt for fiscal 2005. This money was used for research and development and for general and administrative expenses. The Company is funding its 2006 fiscal expenditures, commitments and capital requirements primarily through cash flows from financing activities, with an increasing amount of the Company’s working capital requirements provided through cash flows from operations. There can be no assurance that the Company’s operations will be able to generate sufficient capital from operations. Further, there can be no assurance that the Company will be able to raise sufficient funds from financings to fund its working capital requirements, or if financings occur, that they would be completed on terms favorable to the Company. The Company may need to engage in best efforts sales of its securities to raise needed working capital. Failure to raise necessary working capital will cause us to curtail operations.

Operating Activities

Cash used in operating activities during the nine months ended July 31, 2006, amounted to $803,478, a decrease of $44,250, under the $847,728 of net cash used in operating activities during the nine months ended in July 31, 2005. The decrease is primarily due to the increase in accounts payable related to the design of the Company’s biodiesel plant. The Company has put the larger plant design and construction on hold pending its approval on its debt financing and is focusing on the completion of its technology center to begin the initial production of biodiesel.

Investing Activities.

Cash used in investing activities during the nine months ended July 31, 2006, amounted to $2,924,150, an increase of $2,919,167, over the $4,983 of net cash used in investing activities during the nine months ended July 31, 2005. The Company purchased a total of 23 acres of land in the nine months ended July 31, 2006 in Dayton, Texas to build a biodiesel manufacturing facility as well as a technology center. In addition, the Company began the design of its 36,000,000 gallon per year production facility. In the nine months ended July 31, 2006, the Company traded 3 trailers with an original book value of $46,784 and a net book value of $0 for services of moving the Company from its Houston Facility to its new Dayton Facility. The vendor valued the services at $11,700. This resulted in a gain on the sale of assets of $11,700 for the nine months ended July 31, 2006. In the nine months ended July 31, 2006, . the Company sold two vehicles to related party with a net book value of $3,534 for cash proceeds of $2,658 and the related party forgiving a related party payable of $12,343. This resulted in a gain on sale of assets of $11,466 in the nine months ended July 31, 2005.

Financing Activities.

The Company has financed its operating and financing activities primarily from the proceeds of private placements of common stock and through debt as well as the issuance of equity in Agribiofuels, LLC. During the nine months ended July 31, 2006, the Company’s financing activities amounted to net cash provided of $2,825,893, an increase of $2,103,611, over the $722,282 of net cash provided by financing activities during the nine months ended July 31, 2005.

Item 3 Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of ”disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Company's disclosure controls and procedures. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2006, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There were no changes in internal controls over financial reporting that occurred during the quarter ended July 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II- Other Information

Item 1 Legal Proceedings

The Company is subject to litigation from time to time arising from its normal course of operations. Management does not believe that any such litigation and claims that have arisen have merit or that they will have a material effect on the Company’s financial position or results of operations.

On May 19, 2005, Agribiofuels, LLC submitted to Petrogas Process Systems, Inc. a purchase order for the purchase of two biodiesel production modules at a total cost of five million dollars. Subsequently, Agribiofuels, LLC wired $750,000 to Petrogas as down payment and for the long lead time items necessary for construction. At a meeting on the 13th of June, 2006, Petrogas announced that it would not honor the specifications contained in Agribiofuels’ purchase order. Since that time, Agribiofuels has sought to bring Petrogas to the table for a negotiated settlement to this issue, without success. On September 20th, 2006, Agribiofuels, LLC filed suit against Petrogas Process Systems, Gulf Hydrocarbons, Inc. (Petrogas’ marketing partner) and Jess Hewitt, a principal of both organizations. After a final attempt to bring the parties to the negotiating table, Petrogas was served with suit on Oct. 6, 2006. Agribiofuels has filed for substitute service on the other defendants. Agribiofuels will vigorously prosecute its claims. The $750,000 is included in property plant and equipment. The probability of recovery is undetermined and will be considered for impairment in the future as more information becomes available.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 Defaults upon Senior Securities

In June 2004, IPRC entered into a security deposit payment forbearance agreement with the successor in interest to Mobil Technology Company in connection with the marketing agreement entered into in October 1999 with Mobil Technology Company (“MTC”). Pursuant to the 1999 agreement, MTC provided IPRC a $1,000,000 security deposit, which IPRC was to repay on August 10, 2003. Pursuant to the forbearance agreement, if the Company entered into a contract for the sale, or license of one or more MST units by October 31, 2004, the Company was obligated to payoff the security deposit in six (6) quarterly installments. If IPRC fails to enter into a contract for the sale, or license of one or more MST units by October 31, 2005 or fails to payoff the security deposit by December 31, 2005, then IPRC shall accrue interest on the unpaid security deposit plus any accrued interest, at a rate equal to the prime rate of Citibank (New York) at the close of business on the last business day of the calendar year immediately preceding each respective year plus 4%. In February 2006 the Company executed a new forbearance agreement and agreed to pay the successor in interest of MTC a total of $500,000 by December 31, 2006. The agreement calls for the Company to pay $200,000 on or before March 1, 2006, $75,000 on or before March 31, 2006, $75,000 on or before June 30, 2006, $75,000 on or before September 30, 2006 and $75,000 on or before December 31, 2006. As long as the agreement is not in default the successor shall waive the remaining principal balance as well as any accrued interest that may have been owed under the agreement. Effective September 2006 the successor of MTC’s interest granted additional time for the Company to meet its obligation due September 30, 2006 to December 31, 2006. Therefore the Company will have to pay the $150,000 on December 31, 2006 under the revision.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the nine months ended July 31, 2006.

Item 5 Other Information.

None

Item 6 Exhibits and Reports on Form 8-K

The following exhibits are to be filed as part of the of the 10-KSB and 10-QSB

3.1
Articles of Incorporation of the Company (incorporated by reference to Exhibits 2 and 2.1 to the Company’s Registration Statement on Form 10-KSB filed with the Commission with a filing date of August 8, 1996, Commission file No. 0-21169).

3.2
Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year end October 31, 1996 filed with the Commission with a filing date of November 26, 1997, Commission File No. 0-21169).

10.1
Marketing Agreement dated October 6, 1999 with Mobil Technology Company and the Company (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 26, 2001).

10.2
Loan Agreement dated January 19, 2001 between Maya, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-QSB filed with the Commission on March 20, 2001).

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

10.11	License Agreement between IPRC and Tradewinds Oil and Gas Inc. (incorporated by reference to Exhibit 10.11 to the Company’s 10K filed with the Commission of December 1, 2005).

10.12
Security Deposit Forbearance Agreement, dated June 8, 2004, between IPRC and successor in interest to Mobil (incorporated by reference to Exhibit 10.12 to the Company’s 10K filed with the Commission of December 1, 2005).

10.13	Management Agreement, effective August 1, 2005, between IPRC and Agribiofuels, LLC(incorporated by reference to Exhibit 10.13 to the Company’s 10K filed with the Commission of December 1, 2005).

10.14	Form of Note Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.15 to the Company’s 10K filed with the Commission of December 1, 2005).

10.15	Form of Registration Right Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.16 to the Company’s 10K filed with the Commission of December 1, 2005).

10.16	Form of Warrant Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.17 to the Company’s 10K filed with the Commission of December 1, 2005).

10.17	Strategic Marketing Manufacturing and Technology Licensing Agreement (incorporated by reference to Exhibit 10.18 to the Company’s 10K filed with the Commission of December 1, 2005).

10.18	Commercial Contract, between the Company and Dayton Rice Milling, Inc., dated December 9, 2005. (incorporated by reference to the Company’s 10K filed with the Commission on March 21, 2006).

10.19	Second Forbearance Agreement, dated January 1, 2006, between IPRC and the successor in interest to Mobil. .(incorporated by reference to the Company’s 10K filed with the Commission on March 21, 2006)

10.20	Note agreement between IPRC and Agribiofuels, LLC(incorporated by reference filed with the Commission on July 20, 2006)

10.21	Lease between Agribiofuels, LLC and Seaberg Rice, Inc. effective date March 31, 2006 filed July 21, 2006

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s 10K filed with the Commission of March 21, 2006).

31.1	Certification of Alan Springer.

31.2	Certification of Edward Gaiennie.

32.1	Certification for Sarbanes-Oxley Act of Alan Springer.

32.2	Certification for Sarbanes-Oxley Act of Edward Gaiennie.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PETROLEUM RECOVERY CORPORATION

October 24, 2006	By:	/s/ Alan B. Springer
Alan B. Springer, Chairman and Chief Executive Officer

October 24, 2006	By:	/s/ Edward C. Gaiennie
Edward C. Gaiennie, Chief Financial Officer and Principal Accounting Officer

Imperial Petroleum Recovery Corporation

Exhibits Index

Exhibit No.	Identification of Exhibit
3.1
Articles of Incorporation of the Company (incorporated by reference to Exhibits 2 and 2.1 to the Company’s Registration Statement on Form 10-KSB filed with the Commission with a filing date of August 8, 1996, Commission file No. 0-21169).

3.2
Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year end October 31, 1996 filed with the Commission with a filing date of November 26, 1997, Commission File No. 0-21169).

10.1
Marketing Agreement dated October 6, 1999 with Mobil Technology Company and the Company (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 26, 2001).

10.2
Loan Agreement dated January 19, 2001 between Maya, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-QSB filed with the Commission on March 20, 2001).

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

10.11	License Agreement between IPRC and Tradewinds Oil and Gas Inc. (incorporated by reference to Exhibit 10.11 to the Company’s 10K filed with the Commission of December 1, 2005).

10.12
Security Deposit Forbearance Agreement, dated June 8, 2004, between IPRC and successor in interest to Mobil. (incorporated by reference to Exhibit 10.12 to the Company’s 10K filed with the Commission of December 1, 2005).

10.13	Management Agreement, effective August 1, 2005, between IPRC and Agribiofuels, LLC (incorporated by reference to Exhibit 10.13 to the Company’s 10K filed with the Commission of December1, 2005).

10.14	Form of Note Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.15 to the Company’s 10K filed with the Commission of December 1, 2005).

10.15	Form of Registration Right Agreement, executed in 2005, between IPRC and investors(incorporated by reference to Exhibit 10.16 to the Company’s 10K filed with the Commission of December 1, 2005)..

10.16	Form of Warrant Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.17 to the Company’s 10K filed with the Commission of December 1, 2005)..

10.17	Strategic Marketing Manufacturing and Technology Licensing Agreement( incorporated by reference to Exhibit 10.18 to the Company’s 10K filed with the Commission of December 1, 2005).

10.18	Commercial Contract, between the Company and Dayton Rice Milling, Inc., dated December 9, 2005 (incorporated by reference to the Company’s 10K filed with the Commission on March 21, 2006)

10.19	Second Forbearance Agreement, dated January 1, 2006, between IPRC and the successor in interest to Mobil.(incorporated by reference to the Company’s 10K filed with the Commission on March 21, 2006)

10.20	Note agreement between IPRC and Agribiofuels, LLC(incorporated by reference filed with the Commission on July 20, 2006)

10.21	Lease between Agribiofuels, LLC and Seaberg Rice, Inc. effective date March 31, 2006 filed on July 21, 2006

21.1	Subsidiaries of Registrant Articles of Incorporation of the Company .(incorporated by reference to the Company’s 10K filed with the Commission on March 21, 2006)

31.1	Certification of Alan Springer.

31.2	Certification of Edward Gaiennie.

32.1	Certification for Sarbanes-Oxley Act of Alan Springer.

32.2	Certification for Sarbanes-Oxley Act of Edward Gaiennie.