Form 10-K
period 2010-10-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2011-10-20
CIK 1020448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2006, October 31, 2007, October 31, 2008, October 31, 2009 and October 31, 2010
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-21169

IMPERIAL PETROLEUM RECOVERY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	76-0529110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

61 S. Concord Forest Circle
The Woodlands, Texas 77381	(713) 542-7440
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

(Title of Each Class)

Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☑  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☐  Yes  ☑  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐  Yes  ☑No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☑ No

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, April 30, 2010: $686,749

The number of shares of common stock outstanding as of October 18, 2011:  Common Stock, $0.001 Par Value — 48,478,180 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

ANNUAL REPORT ON FORM 10-K
For the Year Ended October 31, 2010

EXPLANATORY NOTE

Imperial Petroleum Recovery Corporation (“IPRC”, the “Company”, “we,” “us” or “our”) is filing this comprehensive Annual Report on Form 10-K (“Comprehensive Form 10-K”) for the fiscal years ended October 31, 2010, 2009, 2008, 2007, and 2006 and the interim periods within 2009 and 2010. It is being filed by us in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2006.

In January 2008, the management agreement between IPRC and Agribiofuels, LLC, an entity in which we own a 20% interest (“ABF”), was terminated.   Upon the termination of the management agreement with ABF, we decided to deconsolidate ABF from our corporate structure because we lacked any ability to control the operating and financial decisions and policies of the entity.  Therefore, the discussions in this Compressive Form 10-K will only include the activities of ABF until January 25, 2008, which is the date of deconsolidation

Included in this Comprehensive Form 10-K are the Company’s audited financial statements for the fiscal years ended October 31, 2010, 2009, 2008, 2007, and 2006 which have not been previously filed with the SEC. In addition, the Comprehensive Form 10-K also includes select, unaudited quarterly financial information of the Company for 2010 and 2009.  This Comprehensive Form 10-K should be read together and in connection with the other reports filed by us with the SEC for a comprehensive description of our current financial condition and operating results. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place through the date of filing of this annual report with the SEC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Comprehensive Form 10-K or in other materials we have filed or will file with the SEC are forward-looking in nature as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements that relate to the effects of economic conditions; the availability of capital; the dependence on key customers; competitive conditions; and the various risks associated with developing and marketing a new process/technology which could cause actual results to differ materially from those expressed in or implied by the statements herein.

Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control and certain of which are listed above. Any or all of the forward-looking statements included in this Comprehensive Form 10-K and in any other materials incorporated by reference herein may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions, in some cases based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, or as a consequence of known or unknown risks and uncertainties. Many of the risks and uncertainties mentioned in this Comprehensive Form 10-K, such as those discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our shareholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those anticipated by us.

All forward-looking statements made in this Comprehensive Form 10-K are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Comprehensive Form 10-K will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise. However, we may make further disclosures regarding future events, trends and uncertainties in our subsequent reports on Forms 10-K, 10-Q and 8-K to the extent required under the Exchange Act. The above cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business include factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed above or in Item 3. Legal Proceedings below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us.

PART I

Item 1.	Business

General

IPRC was founded in 1990 as a Nevada corporation.  Since 1995 our primary business has been the development, marketing and distribution of our Microwave Separation Technology.  The Company’s offices are located in The Woodlands, Texas.  Our common stock currently listed for quotation on the Pink OTC Markets, Inc. Pink Exchange under the trading symbol “IREC”.

We are a provider of microwave technology to the petroleum and biofuels industries.  We have developed a proprietary, patented process using high-energy microwaves, called Microwave Separation Technology (“MST”), which is designed to treat and eliminate hydrocarbon emulsions.  Our goal is to become a leader in developing and marketing innovative commercial radio frequency (“RF”) energy applications, including MST, that can be used within the petroleum, energy and other industries to treat emulsions containing oil, water, and solids, using our patented technology to recover the oil, enhance process efficiency and improve our customers’ financial performance.

In 2005, we determined it was in best interest of IPRC to focus its business on using its MST technology in the bio-diesel industry.  In connection therewith, IPRC acquired a 20% ownership interest in Agribiofuels, LLC (“ABF”).  In connection, with the acquisition of the ownership interest, IPRC licensed the use of MST to ABF for production in biodiesel production and entered into a management agreement with ABF.  Pursuant to the management agreement with ABF, IPRC licensed its MST technology to ABF and agreed to provide certain general business, financial consultation and advice and management services to ABF in connection with the operation of its business and to provide technology and training in operating MST in the manufacture of biodiesel products.  In January 2008 the license and management agreement with ABF was terminated by ABF   Between 2006 and January 2008, our only source of revenues was pursuant to the management and license agreement with ABF.  Upon the termination of the management agreement with ABF, we decided to deconsolidate ABF from our corporate structure.

We have decided to re-focus our technology to the use by oil and gas refineries. Between January 2008 and August 2009 our  operations were nominal.  In August 2009, IPRC entered into a technical service agreement with Petroleo Barsileiro S.A. (“Petrobras”) pursuant to which IPRC agreed to provide a 16 month demonstration project of the MST technology at various locations throughout Brazil. The technical services agreement with Petrobras provided that IPRC would operate a MST 150 unit at a refinery in Brazil and to conduct various tests of emulsions as determined by the technical staff of Petrobras.  Petrobras has agreed to pay in installment payments as follows: the first installment of $230,930 is due upon acceptance of the pre-test report, the second installment of $346,395 is due upon acceptance of the first test report, the third installment of $346,395 is due upon acceptance of the second test report and the fourth installment of $230,930 is due upon the acceptance of the final test report.

In fiscal 2009, Petrobras accepted our pre-test report and remitted the first installment of $230,930 to us on November 17, 2009.  In September 2010, Petrobras accepted our first technical report and remitted the second installment of $346.395.  IPRC is currently working on the second technical report and expects to submit this report no later than November 30, 2011. The third technical report is expected to be completed and submitted by December 31, 2011.  Petrobras has the option to purchase the MST unit, purchase additional units at set prices and/or manufacture the MST unites for use in Brazil.

Due to delays associated with the original shipment and customs release, the MST 150 was not released to Petrobras until May 2010, which represented a delay of about 4 months.  The parties agreed to an amendment to the technical service agreement due to the delay, which included an additional installment payment to IPRC of $281,000 which is due upon approval by Petrobras and an extension of the original contract term until November 2011.

Fiscal Year 2006 Events

ABF. In connection with the management services agreement with ABF, IPRC received a monthly management fee from ABF of $75,000 from August 2005 through December 2006, which was raised to $120,000 per month effective January 2006.  In 2006, ABF acquired 25 acres of land in Dayton Texas.  IPRC relocated its corporate offices to the Dayton site in June 2006 and construction of the biodiesel plant began in August 2006.  The plant was completed December 8, 2006.

Forbearance Agreement.   Effective as of January 1, 2006, we entered into a second forbearance agreement in connection with a marketing agreement, dated October 6, 1999, between the Company and Mobil Technology Company (“MTC”), pursuant to which we owe the successor in interest to MTC a principal amount of $1,000,000.  Pursuant to the 1999 agreement, MTC provided IPRC a $1,000,000 security deposit, which IPRC was to repay on August 10, 2003.   Pursuant to the first forbearance agreement, dated June 8, 2004, if the Company entered into a contract for the sale, or license of one or more MST units by October 31, 2004, the Company was obligated to pay off the security deposit in six (6) quarterly installments.  If IPRC failed to enter into a contract for the sale, or license of one or more MST units by October 31, 2005 or failed to payoff the security deposit by December 31, 2005, then IPRC would accrue interest on the unpaid security deposit plus any accrued interest, at a rate equal to the prime rate of Citibank (New York) at the close of business on the last business day of the calendar year immediately preceding each respective year plus 4%.  Under the second forbearance agreement, we agreed to pay the successor in interest of MTC a total of $500,000 by December 31, 2006, of which $200,000 shall be paid on or before March 1, 2006, $75,000 on or before March 31, 2006, $75,000 on or before June 30, 2006, $75,000 on or before September 30, 2006 and $75,000 on or before December 31, 2006.  As long as this second forbearance agreement is not in default the successor shall waive the remaining principal balance as well as any accrued interest that may have been owed under the agreement.

Closing of Private Placement.  In 2005 and 2006, we closed on a private placement consisting of convertible notes, convertible into shares of common stock at a price of $.15 per share (none of which have been converted as of the date hereof), from which we raised gross proceeds of $2,175,000.  The sale and issuance of the securities in the private placement were made pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act of 1933 as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation.  Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Bonus and Equity Awards.  In May 2006, our board of directors approved the payment of year-end bonuses to our executive officers totaling approximately $18,000.  In addition, the salaries of our chief executive officer and chief financial officer were increased to $224,400 per year and $108,000 per year, respectively, each effective January 1, 2007.  In addition, the Company issued 813,151 shares to former officers to settle accrued but unpaid salaries.

Fiscal Year 2007 Events

Biodiesel Subsidies.  During the third quarter of fiscal year 2007, key funding from the State of Texas in the form of a subsidy for biodiesel production was withdrawn from ABF.  This had a dramatic impact on our and ABF’s ability to secure the necessary funding to complete the biodiesel production program.  Without the additional funding to expand ABF’s plant, the incorporation of the MST technology became economically infeasible.

Forbearance Agreement.  Final payment under the second forbearance agreement between the Company and MTC was made on December 31, 2006 and MTC waived the remainder of the monies owed under the marketing agreement with MTC.  See discussion in Fiscal Year 2006 Events.

Default on 2004-2005 Convertible Notes.  In fiscal 2004 and 2005, we issued notes in the principal amount of $2,175,000.  The notes initially accrued interest at 12% per annum and were due and payable at various times during the fiscal year ended October 31, 2007.  None of the convertible notes were converted or paid in full as of October 31, 2007.   The Company extended notes with the aggregate original principal amount of   $575,000 to June 1, 2008 and one note in the original principal amount of $50,000 was further extended to January 1, 2010.  As of the fiscal year ended October 31, 2007, the Company was in default on the remaining notes which represent the aggregate original principal amount of $1,600,000. None of the holders of the convertible notes has made demand on the notes.   Per the agreement upon default the notes accrue interest at the rate of 15% per annum.

Expiration of  2004-2005 Warrants.  In connection with the issuance of convertible notes in fiscal 2004 and 2005, we issued warrants to purchase 7,250,000 shares of the Company's common stock at an exercise price of $0.15 per share.  None of these warrants were exercised.  These warrants expired during the fiscal year ended October 31, 2007.

Fiscal Year 2008 Events

Termination of ABF Management Agreement and License.  In January 2008, ABF terminated the management agreement with IPRC, and continues to operate the biodiesel plant independently of IPRC.  IPRC is still a 20% equity owner of ABF, but deconsolidated ABF from its corporate structure due to the lack of operating and financial control.

Resignation of Chief Financial Officer and Director.  Effective January 25, 2008, Ed Gaiennie resigned as chief financial officer of IPRC.  On February 4, 2008, A.V. McGraw resigned as a member of the board of directors, leaving Mr. Springer and James Hammond as the remaining members of the board.

Employment Agreements.  Effective Feb 8, 2008, IPRC and Alan Springer, Chairman and chief executive officer of the Company, entered into a new three year employment agreement.  Mr. Springer’s base salary for was increased to $275,000, with another increase to $325,000 per year effective on the third anniversary of the new employment agreement.   The Agreement specified that if operations are not sufficient to generate sufficient cash flow to meet all payroll obligations, the gross amount will be accrued and paid in full when funding is available.

Issuance of 2008 Convertible Notes.  During the fiscal year ended October 2008, the Company issued convertible notes in the aggregate principal amount of $200,000, which are convertible into our common stock at $0.15 per shares.  The notes initially accrued interest at 12% per annum and were due and payable at various times during the fiscal year ended October 31, 2010. In connection with the issuance of these convertible notes in the fiscal year ended October 31, 2008, we issued warrants to purchase 666,666 shares of the Company's common stock at an exercise price of $0.15 per share.  These warrants expired during the fiscal year ended October 31, 2010.   The sale and issuance of the securities in the private placement were made pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act of 1933 as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation.  Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved

 Default on 2004-2005 Convertible Notes.  Of the $2,175,000 convertible notes originally issued in fiscal 2004 and 2005 and due and payable in fiscal 2007, holders of the notes with an aggregate original principal amount of $575,000 agreed to extend the maturity date to June 1, 2008.  None of these notes were paid on June 1, 2008 and the Company is currently in default.   None of the holders of the convertible notes has made demand on the notes.   Per the agreement upon default these notes accrue interest at the rate of 15% per annum.

Pay off of 3 year note in the original principal amount of $96,315.  As of October 31, 2008, we paid in full a 3 year note we entered into in October 2004 to settle what was a current accounts payable.  The note  accrued interest at 7.5% and required monthly payments of principal and interest and principal of $2,996.  The note was secured by our demo trailer and skid.

Equity Awards. On June 30, 2008, IPRC awarded Alan Springer 700,000 shares of common stock and James Hammond 100,000 shares of common stock.  We also issued to third parties an aggregate of 300,000 shares of our common stock for services rendered.

Fiscal Year 2009 Events

Petrobras Agreement.  In August 2009, we entered into an agreement with Petrobras (the “Petrobras Agreement”) pursuant to which we agreed to conduct a 16 month demonstration project of the MST at various locations in Brazil.  The total value of the agreement was initially $1,154,650 payable in 4 installments: the first installment of $230,930  is due upon acceptance of the pre-test report, the second installment of $346,395 is due upon acceptance of the first test report, the third installment of $346,395 is due upon acceptance of the second test report and the fourth installment of $230,930 is due upon the acceptance of the final test report.    The agreement also provided Petrobras with an option to acquire up to $54 million of various MST units over a 24 month period at preferential pricing; thereafter they would be given the right to manufacture in Brazil for additional units with IPRC providing the technical proprietary applicators.  Petrobras was also granted a separate option to acquire the MST-150 demonstration unit for $1,766,880 at the conclusion of the demonstration program. In November 2009, we received the first installment of $230,930 for the acceptance of the pre-test report.

Equity Awards.  In August 2009, IPRC awarded Alan Springer 850,000 shares of common stock and James Hammond 350,000 shares of common stock.  We also issued to third parties an aggregate of 335,000 shares of our common stock for services rendered.

Fiscal Year 2010 Events and Recent Developments

Equity Awards.  In June 2010, IPRC awarded Alan Springer 850,000 shares of common stock and James Hammond 350,000 shares of common stock.  IPRC also issued to third party consultants an aggregate of 270,000 shares of common stock for services rendered.  In addition, on September 29, 2010, IPRC awarded Alan Springer 1 million shares of common stock and James Hammond 350,000 shares of common stock.  IPRC also issued to two employees an aggregate of 300,000 shares of common stock, and to third party consultants an aggregate of 200,000 shares of common stock.  The issuances of IPRC common stock in September 2010 to officers, directors, employees, and consultants all related to the successful commissioning of the MST 150 unit in Brazil.

Petrobras Agreement.  Due to delays associated with the original shipment and customs release, the MST 150 was not released to Petrobras until May 2010, which represented a delay of about 4 months.  The parties agreed to an amendment to the technical service agreement due to the delay, which included the increase of the total purchase price from $1,154,650 to $1,435,650 and extended the contract term until November 2011.  Pursuant to the amendment, Petrobras agreed to an additional installment payment of $281,000 caused by the delays in custom for a total of 5 installment payments..  Pursuant to the amendment, the first installment of $230,930 is due upon acceptance of the pre-test report, the second installment of $346,395 is due upon acceptance of the first test report, the third installment of $281,000 for the delay in customs is due upon approval of Petrobras, the fourth installment of $346,395 is due upon acceptance of the second test report and the fifth installment of $230,930 is due upon the acceptance of the final test report.

In September 2010, we received the second installment payment of $346,395 for the completion of the first test.

Default on 2004-2005 Convertible Notes.  Of the $2,175,000 convertible notes originally issued in fiscal 2004 and 2005 and due and payable in fiscal 2007, a holder of a note with an original principal amount of $50,000 agreed to extend the maturity date to January 1, 2010.  This note was not paid on January 1, 2010 and the Company is currently in default.   None of the holders of the convertible notes has made demand on the notes.   Per the agreement upon default the notes accrue interest at the rate of 15% per annum.

Default on 2008 Convertible Notes.  During fiscal 2008, the Company issued convertible notes in the aggregate principal amount of $200,000, which are convertible into our common stock at $0.15 per shares.  The notes initially accrued interest at 12% per annum and were due and payable during the fiscal year ended October 31, 2010.   None of the convertible notes were converted or paid in full as of October 31, 2010.    As of the fiscal year ended October 31, 2010, the Company is in default on these notes. None of the holders of the convertible notes has made demand on the notes.   Per the agreement upon default these notes accrue interest at the rate of 15% per annum.

Expiration of Warrants.  In connection with the issuance of these convertible notes 2008, we issued warrants to purchase 666,666 shares of the Company's common stock at an exercise price of $0.15 per share.  These warrants expired during the fiscal year ended October 31, 2010.  None of these warrants were exercised.

Capital Raise.  During the fiscal 2010, we issued 75,000 shares of common stock in consideration of receipt of cash proceeds of $12,500. The sale and issuance of the securities in the private placement were made pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act of 1933 as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation.  Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved

Our Current Business

General

We currently offer MST to the oil field industry and are developing the use of MST in the marine industry and in the production of biodiesel.  MST technology uses RF to separate water and oil emulsions. Emulsions are homogenous mixtures of oil and water components (or other normally immiscible components).

Oil and Gas Industry

Produced oil contains water that is costly to transport and damaging to infrastructure.  MST applies RF energy to separate the water and oil emulsions, allowing the removal of the water and solids and enhancing the production of the oil.  The RF energy breaks the emulsion by preferentially heating the water inside the oil matrix, which creates differences in surface tension and viscosity.  After RF energy is applied, the materials are pumped into a separation tank. If immediate separation is required, a centrifuge can be utilized.  The separated oil is then pumped into holding tanks for shipment to customers.  The separated water and sediments can be handled in accordance with the customer’s environmental regulations.

The oil and gas industry is a complex, multi-disciplinary sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures and regulation.  In addition, Oil and gas prices determine the commercial feasibility of a project.  Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, gas and other commodities has increased during the last few years, complicating the assessment of revenue projections.  Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis à vis protecting the environment.

We have designed several different MST systems to be used in the oil and gas industry to facilitate the separation of water and oil emulsions; the MST-1000, MST-2000, MST-4000 and MST-5000.  These systems are designed to process between 1000 barrels per day (bpd) up to 5000 bpd.  We also have designed a self-contained mobile system, the MST 150, which has its own power and separation capabilities.  This allows it to be deployed to remote areas and operate independently.  Because it is a mobile system, the MST 150 can assists us in demonstrating to possible customers the effectiveness of the large scale MST 1000 series in resolving various emulsion or process applications.

The stated goal of our finished oil recovered from the emulsions is a product that is 98% free of water and solids; e.g., refinery grade crude.  Each MST system is computer-controlled and contains all the elements needed to reclaim oil from oil emulsion and “rag layer” water located in refineries, tank storage and waste pits. In its initial refinery application, the MST system has been used to improve the efficiency of desalination operations.  MST systems are modular and can be conjoined to handle larger capacity requirements as required by the customer.

Each MST system includes the following components:

•	A patented microwave applicator;
•	A microwave transmitter;
•	Waveguides and auto tuner;
•	Instrumentation and computer automation;
•	Pumps and drives;
•	If required, a separation unit; and
•	Safety monitors and failsafe interlocking system.

The Company offers its products for sale or lease directly to end-users or can provide the services to an end-user through a specific marketing partnership.

Marine Industry

We currently have a provisional patent  for the use of MST in marine on-board systems.  The Marine Industry MST is under development to improve the efficiency of bilge water handling aboard large ships.  Bilge water is a mixture of water and a very small percentage of oil that probably is inadvertently diverted from the engine.  Companies that have ships typically try to have systems on-board to capture this small percentage of oil (<1%) so that they avert the risk of heavy fines should the bilge with oil be accidentally discharged since it causes significant environmental problems.

Testing has conducted employing the existing laboratory MST to treat bilge samples taken from several cruise ships ported in Galveston, Texas.  Initial tests were extremely successful in demonstrating the application of the MST to enhance the separation of existing on-board bilge water processing systems.  While the Company intends to continue to research,  develop and/or refine marketing plans to penetrate the marine industry, MST use in the marine industry is in its early stages of development and there is no guarantee that it will be successful.

Biodiesel

We currently have a provisional pending for the use of MST in the production of biodiesel.  In 2005, we began laboratory and field trials to determine the value of employing MST technology to enhance the throughput and settling times for existing biodiesel production processes, in response to the Federal Directives outlined in the US Energy Policy Act of 2005 and related legislation in the United States and the European Union.

The State of Texas’ elimination of  its tax subsidies related to production of bio-diesel has made the current pursuit of the use of our MST technology for the production of bio-diesel fuels infeasible.  If the economic situation is changed by rule of law or otherwise, the Company will review whether or not to re-enter the bio-diesel fuels market.

Research and Development

Our research and development costs for the fiscal years ended October 31, 2006, October 31, 2007, October 31, 2008, October 31, 2009 or October 31, 2010 was nominal.  We incurred no research and development costs for the first years ended October 31, 2010 and October 31, 2009.  We incurred research and development costs of $17,245, $153, $78,479 for October 31, 2008, October 31, 2007 and October 31, 2006, respectively.

Customers

We intend to market our technology by entering into strategic partnerships with third parties who can market and sell our products world-wide.  We have established working relationships with several prominent engineering companies that are currently working within the petroleum industry.  It is our intent to establish suitable joint ventures (JV) with one or more of these companies as a means to penetrate these industries.

Currently, we have only leased two MST units and sold one MST unit.  However, there are more than 700 oil refineries worldwide with 149 of these located in the United States]. Each is a potential customer of the Company.  The Company’s marketing strategy is to:

•	Focus on commercialization of microwave technology
•	Concentrate initially on the 45 refineries in Texas and Louisiana
•	Execute existing pipeline of contacts and leads.

Competition

Oil and Gas Industry

The Company's competitors are firms that employ heat, pressure, chemical and centrifuge processes to dispose of solid and oily non-hazardous oil field wastes.  We believe that our products will compete with these products principally on the basis of improved and extended efficacy and reduction in environmental risks.

We believe that our most significant competitors are fully integrated oil and gas processing companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with oil and gas industry companies. The Company’s competitors are national, regional and local, including recognizable companies such as BJ Services, Baker Hughes and Suez.  The Company anticipates that it will face additional competition from new entrants that provide significant performance, price, creative or other advantages over those offered by the Company.  Many of these competitors have greater name recognition and resources than the Company.

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

Protection of Intellectual Property

The technology used in the MST process is proprietary.  The Company has been issued three United States patents to protect its design, has 2 provisional patents for the use of MST in the marine industry and in the production of biodiesel and may seek additional patents in the future.  There can be no assurance that any future patent applications will result in patents being issued. Likewise, there can be no assurance that the Company’s patents will afford protection against competitors with similar technology.  In addition, there can be no guarantee that the patents will not be infringed upon, designed around by others, or challenged and held to be invalid or unenforceable.  Proprietary rights relating to the Company's products and processes generally will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets.  In the absence of patent protection, competitors who independently develop substantially equivalent technology may adversely affect the Company’s business.

Third-party patents relating to technology utilized by the Company may now exist or may be issued in the future.  The Company may need to acquire licenses or contest the validity of any such patents.  Significant funds may be required to defend against third party claims of patent infringement. Any such claim could adversely affect the Company until the claim is resolved.  Furthermore, any such dispute could result in a rejection of any patent applications or the invalidation of any patents the Company owns.  There can be no assurance that any license required under any such patent would be available to the Company or, if available, available on acceptable terms.  In addition, there is no guarantee that the Company would prevail in any litigation involving such patent.  Any of the foregoing could have a material adverse effect on the Company and its results of operations.

The Company seeks to protect the technology used in the MST process in part by confidentiality agreements with its advisors, employees, consultants, suppliers and vendors.  The Company also protects its technology by building interlocking security measures into its products.  There can be no assurance, however, that these agreements and security measures will not be breached or that competitors will not discover the Company’s trade secrets.  In addition, there can be no assurance that persons or institutions providing research to the Company will not assert rights to intellectual property arising out of such research.

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

Government Regulation

The Company’s products are subject to various federal, local, state and international laws and regulations as well as regulations relating to occupational health and safety and the environment including regulations from the U.S. Environmental Protection Agency.   Failure to comply with these occupational health and safety and environmental laws and regulations or associated permits may result in the assessment of fines and penalties and the imposition of investigatory and remedial obligations.  The Company believes that its products meet or exceed all applicable safety and environmental regulations.  All units will be manufactured to meet United States, Canadian and European standards for construction and safety.

Governmental provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on us and on our operations. Under some environmental laws, we may be jointly and severally liable for the costs of environmental contamination on or emanating from our properties and at off-site locations where we disposed or arranged for the disposal or treatment of regulated materials, and may also incur liability for damages to natural resources. We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, revenues (if any) or competitive position, although there can be no assurance to that effect. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters or future environmental requirements on our financial position, results of operations, liquidity or cash flow.

We are also subject to a variety of regulations relating to the production and handling of our products, as well as the conduct and condition of our production facilities. We do not believe that these regulatory requirements will have a material effect on capital expenditures, earnings or competitive position.

Employees

As October 31, 2006, we had 8 full time employees.  As of October 31, 2007, we had 8 full time employees.  As of October 31, 2008, we had 1 full time employee and 1 part time consultant.  As of October 31, 2009, we had 1 full time employee and 1 part time consultant.  As of October 31, 2010, we had an employee and 1 part time consultant.

Where You Can Find Additional Information

You may access and read our SEC filings, including this Comprehensive Form 10-K, through the SEC’s website (http:www.sec.gov).  This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.  This registration statement, including the exhibits and schedules filed as a part of the registration statement, may be inspected at the public reference facility maintained by the SEC at its public reference room 100 F Street NE, NW, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office.  You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Additionally, we will provide copies of any of this information free of charge upon written request to, Imperial Petroleum Recovery Corporation., Investor Relations, 61 S. Concord Forest Circle, The Woodlands, 77381.  We also maintain information about our company on our website, www.irpc.com.

Item 1A.    Risk Factors

An investment in our common stock involves various risks. When considering an investment in IPRC, one should consider carefully all of the risk factors described below, as well as other information included and incorporated by reference in this report. There may be additional risks, uncertainties and matters not listed below, that we are unaware of, or that we currently consider immaterial. Any of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Risks Related to our Industry

Demand for oil and natural gas is subject to factors beyond our control, which may adversely affect our operating results. The continuing weakness or further deterioration of the global economy or credit market could reduce our customers’ spending levels and reduce our revenues and operating results.

Demand for oil and natural gas, as well as the demand for our services, is highly correlated with global economic growth.  The slowdown in global economic growth and recession in the developed economies has resulted in reduced demand for oil and natural gas, increased spare productive capacity and lower energy prices. The continuing weakness or further deterioration of the global economy or credit market could reduce our customers’ spending levels and reduce our revenues and operating results. In addition, demand for oil and natural gas could be impacted by environmental regulation or carbon taxes targeting reduction of greenhouse gas emissions or the cost for carbon capture and sequestration related regulations.

Volatility of oil and natural gas prices can adversely affect demand for our products and services.

Volatility in oil and natural gas prices can also impact our customers’ activity levels and spending for our products and services. Current energy prices are important contributors to cash flow for our customers and their ability to fund exploration and development activities. Expectations about future prices and price volatility are important for determining future spending levels.  Lower oil and gas prices generally lead to decreased spending by our customers. While higher oil and natural gas prices generally lead to increased spending by our customers, sustained high energy prices can be an impediment to economic growth, and can therefore negatively impact spending by our customers. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Any of these factors could affect the demand for oil and natural gas and could have a material adverse effect on our results of operations.

Many of our customers’ activity levels and spending for our products and services and ability to pay amounts owed us may be impacted by deterioration in the credit markets.

Access to capital is dependent on our customers’ ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments and resulting returns. Limited access to external sources of funding has caused many customers to reduce their capital spending plans to levels supported by internally-generated cash flow.  In addition, the combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may impact the ability of our customers to pay amounts owed to us.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency any jurisdiction where we might conduct our business activities, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.  The actions, policies or regulations, or changes thereto, of any government body or regulatory agency or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate profitably.
Risks Associated with our Company

If we do not receive the future payments pursuant to the Petrobras Agreement, as expected, it will have a materially adverse impact on our results of operation and financial condition.

Currently, our only revenue is from the Petrobras Agreement.   If the payments by Petrobras are not made, will have no revenues which would materially impact our financing condition.  We would either need to raise funds from third parties, lease or sale or technology to another third party or curtail operations.  Currently, we do not have any agreements for third party funding or for the sale or lease of our technology.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profitable operations in the future.

We have incurred losses since our inception resulting in an accumulated deficit of $20,514,383 at October 31, 2010.   As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and to obtain the necessary financing and equity to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise funds to meet our obligations, we will become further insolvent and will cease business operations.

We derive all of our revenues from foreign sales, which pose additional risks including economic, political and other uncertainties.

All of our revenue is from the Petrobras Agreement, which is related to the use of MST technology in Brazil. We believe that export sales will remain a significant percentage of our revenue. Our sales contracts are denominated in U.S. dollars. Fluctuations in foreign exchange rates could make it more difficult for our overseas customers to meet their U.S. dollar obligations. In addition, sales of our products to customers operating in foreign countries that experience political/economic instability or armed conflict could result in difficulties in delivering and installing complete seismic energy source systems within those geographic areas and receiving payment from these customers. Furthermore, restrictions under the Foreign Corrupt Practices Act or similar legislation in their countries, or trade embargoes or similar restrictions imposed by the U.S. or other countries could limit our ability to do business in certain foreign countries. These factors could materially adversely affect our results of operations and financial condition.

There can be no assurance the Company will successfully implement its plans.

For the fiscal year ended October 31, 2010 we had net losses of $777,923  Our accumulated deficit at October 31, 2010 was $20,514,383.  We expect losses in the future periods.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business which seeks to obtain funds to finance its operations in a highly competitive environment.  There can be no assurance that we will successfully implement any of its plans in a timely or effective manner or that we will ever be profitable.

We have a history of losses and expect to continue to incur losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

We had $346,395 in gross revenues during the fiscal year ended October 31, 2010, related solely to the Petrobras agreement.  As of October 31, 2010, the Company had cash of $64,927.  The Company's current burn rate is $20,000 per month.   As the operations of the Company continue to ramp up, our burn rate is expected to increase to $28,000 per month.  There can be no assurance that the Company’s operations will be able to generate sufficient capital from operations.  Further, there can be no assurance that the Company will be able to raise sufficient funds from financings to fund its working capital requirements, or if financings occur, that they would be completed on terms favorable to the Company.  Failure to raise necessary working capital will cause us to curtail operations.

We have a limited operating history on which to base an evaluation of our business.

Any investment in us should be considered a high-risk investment because investors will be placing funds at risk in a development stage business with unforeseen costs, expenses, competition, a history of operating losses and other problems. Investors should not invest in us unless they can afford to lose their entire investment.  Your investment must be considered in light of the risks, expenses, and difficulties encountered in establishing a new technology in a highly competitive and mature industry.  We anticipate that we will continue to incur operating costs without realizing any profits for the foreseeable future.

Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions and financial crisis have had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could lead to an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve. Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future financial disruptions or how long the current market conditions may continue.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

If we are unable to manage growth effectively, our business, operating results and financial condition could be materially adversely affected. As with all expanding businesses, the potential exists that growth will occur rapidly. If we are unable to effectively manage this growth, our business and operating results could suffer. Anticipated growth in future operations may place a significant strain on management systems and resources. In addition, the integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force.

Local legal and regulatory systems in which we operate may create uncertainty regarding our rights and operating activities, which may harm our ability to do business.

We are a company organized under the laws of the State of Nevada and are subject to United States laws and regulations. The jurisdictions in which we intend to operate our exploration, development and production activities may have different or less developed legal systems than the United States, which may result in risks such as:

•	effective legal redress in the courts of such jurisdictions, whether in respect of a breach of law or regulation, or, in an ownership dispute, being more difficult to obtain;
•	a higher degree of discretion on the part of governmental authorities;
•	the lack of judicial or administrative guidance on interpreting applicable rules and regulations;
•	inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; and
•	relative inexperience of the judiciary and courts in such matters.

In certain jurisdictions the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be more uncertain, creating particular concerns with respect to licenses and agreements for business. These licenses and agreements may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. Property right transfers, joint ventures, licenses, license applications or other legal arrangements pursuant to which we operate may be adversely affected by the actions of government authorities and the effectiveness of and enforcement of our rights under such arrangements in these jurisdictions may be impaired.

We operate in a highly competitive environment, which may adversely affect our ability to succeed.

We operate in a highly competitive environment for marketing energy related technology and services. Companies with more resources than we have available will be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services, and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. Increased competition could require us to reduce the price for our product.  We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition would be materially adversely affected.

Uninsured claims and litigation could adversely impact our operating results.

Since January 2008 we do not have insurance coverage against operating hazards, including product liability claims and personal injury claims related to our products and services. As a result, we could be impacted by the outcome of pending litigation as well as unexpected litigation or proceedings. Whenever possible, we obtain agreements from customers that limit our liability, however such agreements do not provide complete protection against losses and risks.  In the event we are subject to litigation or liabilities arising from our products or services, our business, operating results and financial condition would be materially adversely affected.

The loss of Alan Springer, our Chief Executive Officer and Chairman, could adversely impact the Company.

The nature of our business, including our ability to continue our development of MST application, depends, in large part, on the efforts of Alan Springer.  The loss of Mr. Springer could have a material adverse effect on our business.

Risks Related to our Common Stock

Our failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

We failed to file our Annual Reports on Form 10-K for the fiscal years ended October 31, 2010, 2009, 2008, 2007, and 2006, and our Quarterly Reports on Form 10-Q for the periods ended January 31, 2007, April 30, 2007, July 31, 2007, January 31, 2008, April 30, 2008, July 31, 2008, January 31, 2009, April 30, 2009, July 31, 2009, January 31, 2010, April 30, 2010, and July 31, 2010.  Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act.  Our failure to timely file those and possibly future periodic reports with the SEC could subject us to enforcement action by the SEC and shareholder lawsuits.  Any of these events could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders.  Additionally, our failure to file our past periodic reports and future periodic reports has resulted in and could result in investors not receiving adequate information regarding the Company with which to make investment decisions.

We do not expect to be able to access the public U.S. capital markets until all of its periodic reporting with the SEC is up to date.

We will be unable to register our common stock with the SEC to access the U.S. public securities markets until we have filed its prior periodic reports and financial statements with the SEC. This precludes us from raising debt or equity financing in registered transactions in the U.S. public capital markets to support growth in its business plan.

Our common stock is quoted on the OTC “pink sheets” market which does not provide investors with a meaningful degree of liquidity.

Bid quotations for our common stock are available on the OTC “pink sheets,” an electronic quotation service for securities traded over-the-counter. Bid quotations on the pink sheets can be sporadic and the pink sheets do not provide any meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of the common stock. There can be no assurance that our common stock will be listed on a national exchange such as The NASDAQ Stock Market, the New York Stock Exchange or another securities exchange once we become current in our filing obligations with the SEC.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio of investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;
•	changes in legislation or regulatory policies, practices, or actions;
•	the commencement or outcome of material litigation involving our company, our general industry or both;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	actual or expected sales of our common stock by our stockholders;
•	departure of our investment adviser’s key personnel; and
•	general economic trends and other external factors.

A low market price may severely limit the potential market for the Company’s common stock.

An equity security that trades below a certain price per share is subject to SEC rules requiring additional disclosures by broker-dealers.  These rules generally apply to any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a “penny stock”).  Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors.  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.

Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  In the event our common stock trades at a price of less than $5.00 per share, the additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

The Company will not pay dividends on its common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Control by current shareholders.

The current shareholders have elected the directors and the directors have appointed current executive officers to serve the Company.  The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

If we raise additional cash through the sale of equity, this will dilute existing shareholders.

Any sale of new common shares will result in dilution of existing shareholders, which will result in a further decrease in share value. We have issued large numbers of unregistered, restricted common shares to acquire our participation interests and as an inducement for debt investors.  We have also sold unregistered restricted, common shares and used shares to pay various expenses.  The only other anticipated alternative for the financing of our development cost is through additional debt financing; however, we do not have any commitments from third parties to provide such financing. Because we have limited revenues, and no profits or cash flow, we do not have access to traditional credit markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are and will be met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

As of the fiscal year ended October 31, 2010, our primary executive and administrative offices were located at 61 S. Concord Forest Circle, The Woodlands, Texas 77381. This facility, which is leased rent free to IPRC from Mr. Springer.  We consider these facilities to be adequate for our operating needs.

Item 3.  Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company which, in the opinion of the management of the Company, could reasonably be expected to have a material adverse effect on its business or financial condition.  There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to that of the Company.

Item 4.  (Removed and Reserved)

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Pink OTC Markets, Inc. OTC Market (“OTC:PK”) under the trading symbol “IREC.” The following table sets forth the high and low bid quotations of the Company’s common stock as reported as composite transactions on the OTC:PK for each of the quarters during the two most recent fiscal years. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2010	High	Low
Quarter ended October 31, 2010	$0.045	$0.02
Quarter ended July 31, 2010	$0.07	$0.012
Quarter ended April 30, 2010	$0.70	$0.022
Quarter ended January 31, 2010	$0.08	$0.01

Fiscal Year 2009	High	Low
Quarter ended October 31, 2009	$0.14	$0.01
Quarter ended July 31, 2009	$0.03	$0.003
Quarter ended April 30, 2009	$0.025	$0.002
Quarter ended January 31, 2009	$0.04	$0.002

On October 18, 2011, the last reported bid quotation of our common stock on the OTC:PK was $.02 per share. There were approximately 720 shareholders as of October 18, 2011.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends.  We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

In April 2004, the board of directors authorized a Restricted Stock Program to provide up to 7,754,120 shares of the Company’s common stock to the Company’s employees, officers and directors.  Awards under the Restricted Stock Program are granted as determined by the Company’s board of directors.  In October 2005, the Company awarded and issued 2,040,000 shares of the Company’s common stock to certain employees, officers and directors.  In addition, the Company issued 2,000,000 shares previously awarded during fiscal year 2004 that vested in May 2005.

The following table sets forth for each of our equity compensation plans, the number of shares of our common stock subject to outstanding stock options and stock rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of October 31, 2010, 2009, 2008, 2007, and 2006:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans, Excluding Securities Reflected in Column (a) (c)
As of October 31, 2010:
Equity compensation plans approved by security holders		—
Equity compensation plans not approved by security holders			3,714,120
Total		—	3,714,120

As of October 31, 2009:
Equity compensation plans approved by security holders		—
Equity compensation plans not approved by security holders			3,714,120
Total		—	3,714,120

As of October 31, 2008:
Equity compensation plans approved by security holders		—
Equity compensation plans not approved by security holders			3,714,120
Total		—	3,714,120

As of October 31, 2007:
Equity compensation plans approved by security holders		—
Equity compensation plans not approved by security holders			3,714,120
Total		—	3,714,120

As of October 31, 2006:
Equity compensation plans approved by security holders		—
Equity compensation plans not approved by security holders			3,714,120
Total		—	3,714,120

Recent Sales of Unregistered Securities

The following table describes all securities we issued between the fiscal years ended October 31, 2006 through 2010 without registering the securities under the Securities Act and that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)

2006	Convertible Notes	15,333,333 shares underlying the notes	Accredited Investors	$2,300,000	Cash	Sec. 4(2)

May 2006	Common Stock	4,040,000	Employees and consultants	Nil	Services rendered	Rule 701
June 2008	Common Stock	1,100,000	Employees and consultants	Nil	Services rendered	Rule 701
December 2007/March 2008	Convertible Notes(B)	1,333,333 shares underlying the notes	Accredited Investors	$200,000	Cash	Sec. 4(2)
December 2007/March 2008	Warrants(B)	666,666 shares underlying the warrants	Accredited Investors	nil	Cash	Sec. 4(2)
August 2009	Common Stock	1,535,000	Employees and consultants	Nil	Services rendered	Rule 701
April 2010	Common Stock	75,000	Accredited Investors	$12,500	Cash	Sec. 4(2)
June 2010	Common Stock	1,200,000	Employees and consultants	Nil	Services rendered	Rule 701
September/October 2010	Common Stock	2,120,000	Employees and consultants	Nil	Services rendered	Rule 701

(A)
With respect to sales designated by “Sec. 4(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act of 1933 as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

(B)
The Company issued convertible notes with the aggregate purchase price of $200,000, which were convertible at $0.15 per share. In connection, with the issuance of the convertible notes the Company issued warrants to the purchase 666,666 of our common stock at an exercise price of $0.15 per share.

Item 6.    Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

Plan of Operation

We intend to complete the current transaction with Petrobras for the sale of our MST technology, to continue to market our MST technology in the oil and gas and marine industries and to strive to become current in our SEC filings.

Between July 2006 and January 2008, our only revenue was from our management agreement with ABF, which was terminated in January 2008.   Our only revenue since January 2008 was earned from our agreement with Petrobras, which was entered into in August 2009.

Liquidity and Capital Resources

At October 31, 2010, the Company has current assets of $65,071, current liabilities of $5,302,816, and a working capital deficit of $5,237,745.  We have no credit facilities.  During the fourth quarter of fiscal 2010, we received $346,395 in revenues from agreement with Petrobras.  We expect to conduct limited business operations until it finalize the transaction with Petrobras or sales, leases or licenses to another third party.  Other than salary under Mr. Springer’s employment agreement, the Company does not contemplate any other material operations in the near future.

During fiscal 2010, we received cash of $12,500from the sale of our unregistered, restricted common shares in a private placement. The Company has no other sources of financing and will continue to rely on best efforts equity, equity equivalent, or debt financings and borrowings from shareholders. There are no additional commitments from or assurances that we will be able additional capital on terms favorable to the Company or at all.  Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt about our ability to continue as a going concern.

Results of Operations

Fiscal Year Ended October 31, 2010 Compared to Fiscal Year Ended October 31, 2009

Revenues for the fiscal year ended October 31, 2010 totaled $346,395, an increase of $115,465 or 50% compared to the fiscal year ended October 31, 2009.  The increase was due to the revenue earned pursuant to the Petrobras agreement.

Gross Profit for the fiscal year ended dated October 31, 2010 was $346,395, an increase of $115,465 or 50% compared to the fiscal year ended October 31, 2009.  The increase was due to the revenue earned pursuant to the Petrobras agreement.

Operating expenses for the fiscal year ended October 31, 2010 increased by $225,442 or 42% compared to the fiscal year ended October 31, 2009.   These operating expenses consist of selling, general and administrative expenses and depreciation expenses.  The selling, general and administrative expenses for fiscal year ended October 31, 2010 increased by $226,050 or 50%.  The increase was due to the increase in costs associated with the Petrobras agreement.

Other expenses decreased by $12,774 or 3% for the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009.  Other expenses consist of interest expenses associated with our interest on outstanding convertible notes and the decrease was related to lower amortization of the debt discount due to the maturity of the $200,000 convertible notes in fiscal year 2010.

The above mentioned factors resulted in net loss for the fiscal year ended October 31, 2010 of $777,923 compared to net loss of $680,720 for the fiscal year ended October 31, 2009.

Fiscal Year Ended October 31, 2009 Compared to Fiscal Year Ended October 31, 2008

Revenues for the fiscal year ended October 31, 2009 totaled $230,930, a decrease of $1,112,235 or 83% compared to the fiscal year ended October 31, 2008.  The decrease was due to the termination of the management agreement with ABF in January 2008 and subsequent deconsolidation of ABF.

Gross profit for the fiscal year ended dated October 31, 2009 was $230,930 , a decrease of $90,862 or 28% compared to the fiscal year ended October 31, 2008.  The decrease was due to the termination of the management agreement with ABF in January 2008 and subsequent deconsolidation of ABF.

Operating expenses for the fiscal year ended October 31, 2009 decreased by $329,543 or 38% compared to the fiscal year ended October 31, 2008.  These operating expenses consist of selling, general and administrative expenses, research and development and depreciation expenses.  The selling, general and administrative expenses for fiscal year ended October 31, 2009 decreased by $311,274 or 41%, compared to the fiscal year ended October 31, 2008.  The decrease was due to the termination of the management agreement with ABF in January 2008 and subsequent deconsolidation of ABF.  There were no research and development costs in 2009, compared to research and development costs for the fiscal year ended October 31, 2008 of $17,245.  The research and development costs for the fiscal year ended October 31, 2008 were associated with the development or provisional patents for use of our technology in the marine biology and agribiofuels industries.

For the fiscal year ended October 31, 2009, the Company incurred other expenses of $370,823 compared to other income of $766,415 for the fiscal year ended October 31, 2008, a 148% decrease.  The change is due to the recognition of $1,134,295 in other income related to a gain in the deconsolidation of ABF in fiscal year 2008.

The above mentioned factors resulted in net loss for the fiscal year ended October 31, 2009 of $680,720 compared to net income of $325,471 for the fiscal year ended October 31, 2008.

Fiscal Year Ended October 31, 2008 Compared to Fiscal Year Ended October 31, 2007

Revenues for the fiscal year ended October 31, 2008 totaled $1,341,165 a decrease of $4,319,543  or 76% compared to the fiscal year ended October 31, 2008.  The decrease was due to the termination of the management agreement with ABF in January 2008 and subsequent deconsolidation of ABF.

Gross profit for the fiscal year ended dated October 31, 2008 was $321,792, an increase of $420,922 or 425% compared to the fiscal year ended October 31, 2007.  The increase was due to the decrease in the Company’s cost of goods sold resulting from the termination of the management agreement with ABF in January 2008 and subsequent deconsolidation of ABF.

Operating expenses for the fiscal year ended October 31, 2008 decreased by $1,372,404 or 61% compared to the fiscal year ended October 31, 2007.  These operating expenses consist of selling, general and administrative expenses, research and development and depreciation expenses.  The selling, general and administrative expenses for fiscal year ended October 31, 2008 decreased by $1,214,024 or 61% compared to the fiscal year ended October 31, 2007.  The decrease was due to the elimination of the Company’s expenses related to its obligations under the management agreement with ABF, which was terminated in January 2008.   Research and development costs for the fiscal year ended October 31, 2008 was $17,245 compared to research and development costs of $153 for fiscal year ended October 31, 2007, an increase of $17,092 or 112%.  The Company’s depreciation and amortization expense for the fiscal year ended October 31, 2008 decreased by $175,472 or 66%, compared to the fiscal year ended October 31, 2007.  The decrease was due to the removal of certain assets from the Company’s consolidated financial statements in connection with the deconsolidation of ABF.

For the fiscal year ended October 31, 2008, the Company incurred other income of $766,415 compared to other income of $395,785 for the fiscal year ended October 31, 2007, an increase of $370,630 or 94%.    Other income consists of income and expenses related to interest, extinguishment of debt, and gain on sale of assets, rental income, gain on deconsolidation and other income.  The increase was due to the recognition of income of $1,134,295 related to the gain on the deconsolidation of ABF.   In addition, the Company’s interest expense decreased by $703,635 or 65% from October 31, 2008 compared to October 31, 2007.  The decrease was due to the elimination of interest related to certain short term debt and accounts payable that was eliminated from the Company’s consolidated financial statement due to the deconsolidation of ABF from the Company.  In addition, the Company reduced its interest expenses related to debt of $500,000 when it was extinguished during the fiscal year ended October 31, 2007  upon  the Company making final payment to the third party lender pursuant to a forbearance agreement entered into between the lender and the Company on January 1, 2006, as amended on September 20, 2006.  Lastly, the Company did not recognize any income related to the extinguishment of debt, the sale of assets or other income in the fiscal year ended October 31, 2008, compared to the Company recognizing a gain on extinguishment of debt of $821,129, a gain on sale of assets of $60,000 and other income of $590,734 in the fiscal year ended October 31, 2007.  The other income of $590,734 was related to subsidy payments received from the Texas Department of Agriculture related to the work of ABF.

The above mentioned factors resulted in net income for the fiscal year ended October 31, 2008 of $325,471 compared to net loss of $330,357 for the fiscal year ended October 31, 2007.

Fiscal Year Ended October 31, 2007 Compared to Fiscal Year Ended October 31, 2006

Revenues for the fiscal year ended October 31, 2007 totaled $5,662,708, an increase of $5,662,708 or 100% compared to the fiscal year ended October 31, 2007.  The increase is due to the start of ABF’s operations in December 2006.  The revenues in fiscal 2007 were substantially from ABF’s sale of biodiesel.

Gross loss for the fiscal year ended dated October 31, 2007 was $99,130, an increase of $99,130 or 100% compared to the fiscal year ended October 31, 2006.  The increase was due to no revenues being generated in the fiscal year ended October 31, 2006 compared to the revenues generated by ABF from the sale of biodiesel in the fiscal year ended October 31, 2007.  As of October 31, 2007, ABF had been operating for approximately 10 months.

Operating expenses for the fiscal year ended October 31, 2007 decreased by $552,609 or 20% compared to the fiscal year ended October 31, 2006.  These operating expenses consist of selling, general and administrative expenses, research and development, depreciation expenses and gain on write-off of payables.  The selling, general and administrative expenses for fiscal year ended October 31, 2007 decreased by $825,730 or 29% compared to the fiscal year ended October 31, 2006.  This decrease is due in part to the additional legal and professional expenses incurred by the Company in the fiscal year ended October 31, 2006 in connection with the Company’s efforts in the fiscal year ended October 31, 2006 to become current in its SEC filings as well as settling various claims with vendors and former employees.  Additionally, the Company incurred larger engineering, fabrication and permitting expenses in fiscal 2006 compared to fiscal 2007.  Research and development costs for the fiscal year ended October 31, 2007 was $153 compared to research and development costs of $78,479 for fiscal year ended October 31, 2006, a decrease of $78,326 or 99%.  The decrease was due research and development costs incurred in the fiscal year ended October 31, 2006 related to the use of the MST technology in the bio-diesel industry. The Company’s depreciation and amortization expense for the fiscal year ended October 31, 2007 increased by $113,688 or 74%, compared to the fiscal year ended October 31, 2006.  The increase was due to the acquisition of additional property and equipment related to ABF in the fiscal year ended October 31, 2007. The Company incurred a gain of $237,759 related to the write-off of certain payables in the fiscal year ended October 31, 2006.  The Company did not have any comparable expense during the fiscal year ended October 31, 2006.   This gain is related to  settlement of certain liabilities with shares of the Company’s common stock and settlement of claims..

For the fiscal year ended October 31, 2007, the Company incurred other income of $395,785 compared to other expense of $681,111 for the fiscal year ended October 31, 2006, an increase of $1,076,896 or 158%.    Other income consists of income and expenses related to interest, extinguishment of debt, and gain on sale of assets, rental income, gain on deconsolidation and other income.  The increase was due mostly to the recognition of a gain on extinguishments of debt and an increase in other income in the fiscal year ended October 31, 2007 as compared to the fiscal year ended October 31, 2006.  The Company recognized a gain of $821,129 in the fiscal year ended October 2007 related to the extinguishment of debt that occurred upon the Company making final payment to a third party lender pursuant to a forbearance agreement entered into between the lender and the Company on January 1, 2006, as amended on September 20, 2006.  For the fiscal year ended October 31, 2007, the Company recognized an increase in other income of $512,398 as compared to the fiscal year ended October 31, 2006.  This increased was related to subsidy payments received in the fiscal year ended October 31, 2007 from the Texas Department of Agriculture related to the work of ABF with no comparable payments in the fiscal year ended October 31, 2006.

The Company’s gain on sale of assets increased by $48,300 in the fiscal year ended October 31, 2007 as compared to October 31, 2008.  The Company’s interest expense increased during the fiscal year ended October 31, 2007 by $251,989 or 30% compared to the fiscal year ended October 31, 2006.  The increase in interest expenses was related to the increase in short term debt related to ABF.  Lastly, the Company’s interest income and rental income decreased by $32,442 or 88% and $20,500 or 100% in the fiscal year ended October 31, 2007 as compared to the fiscal year ended October 31, 2006.

The above mentioned factors resulted in net loss for the fiscal year ended October 31, 2007 of $330,357 compared to net loss of $1,114,741 for the fiscal year ended October 31 2006.

Fiscal Year Ended October 31, 2006 Compared to Fiscal Year Ended October 31, 2005

We had no revenues or gross profit for the fiscal year ended October 31, 2006; a decrease of $5,000 compared to the fiscal year ended October 31, 2005.  The Company received no revenues in connection with the sale or lease of its MST technology in fiscal year ended October 31, 2006 or October 31, 2005.

Operating expenses for the fiscal year ended October 31, 2006 increased by $1,735,577 or 164% compared to the fiscal year ended October 31, 2005.  These operating expenses consist of selling, general and administrative expenses, research and development, depreciation expenses and gain on write-off of payables.  The selling, general and administrative expenses for fiscal year ended October 31, 2006 increased by 1,736,544 or 163% compared to the fiscal year ended October 31, 2005.  This increase is due in part to the additional legal and professional expenses incurred by the Company in the fiscal year ended October 31, 2006 in connection with the Company’s efforts in the fiscal year ended October 31, 2006 to become current in its SEC filings as well as settling various claims with vendors and former employees, as well as to certain relocation and renovation expenses and additional employees being added during the period.   Research and development costs for the fiscal year ended October 31, 2006 was $78,749 compared to research and development costs of $30,633 for fiscal year ended October 31, 2006, an increase of $47,846 or 156%.  The increase was due research and development costs incurred in the fiscal year ended October 31, 2006 related to the use of the MST technology in the bio-diesel industry. The Company incurred a gain of $237,759 related to the write-off of certain payables in the fiscal year ended October 31, 2006, compared to a gain of $160,320 in the fiscal year ended October 31, 2005.

For the fiscal year ended October 31, 2006, the Company incurred other expense of $681,111 compared to other income of $1,478,282 for the fiscal year ended October 31, 2007, a decrease of $2,159,393 or 146%.    Other income consists of income and expenses related to interest, extinguishment of debt, and gain on sale of assets, rental income, gain on deconsolidation and other income.  The decrease was due mostly to the recognition of a gain on extinguishments of debt of $2,148,808 in the fiscal year ended October 31, 2005, with no comparable gain in the fiscal year ended October 31, 2006.

The above mentioned factors resulted in net loss for the fiscal year ended October 31, 2006 of $1,114,741 compared to net gain of $602,699 for the fiscal year ended October 31 2005.

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

There were no revenues for the three months ended January 31, 2010 and the three months ended January 31, 2009.

Operating expenses for the three months ended January 31, 2010 were $113,856, an increase of $15,055 compared to the three months ended January 31, 2009 in which operating expenses were $98,801.  These operating expenses consist of selling, general and administrative expenses and depreciation expenses.  The selling, general and administrative expenses for three months ended January 31, 2010 increased by $15,207.  The increase was due to the increase in costs associated with the Petrobras agreement.

Other expenses decreased by $885 for the three months ended January 31, 2010 compared to the three months ended January 31, 2009.

The net loss for the three months ended January 31, 2010 was $205,037 compared to a net loss of $190,867 for the three months ended January 31, 2009.

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

There were no revenues for the three months ended April 30, 2010 and the three months ended April 30, 2009.

Operating expenses for the three months ended April 30, 2010 were $163,673, an increase of $39,852 compared to the three months ended April 30, 2009 in which operating expenses were $123,821.  These operating expenses consist of selling, general and administrative expenses and depreciation expenses.  The selling, general and administrative expenses for three months ended April 30, 2010 increased by $40,004.  The increase was due to the increase in costs associated with the Petrobras agreement.

Other expenses decreased by $1,708 for the three months ended April 30, 2010 compared to the three months ended April 30, 2009.

The net loss for the three months ended April 30, 2010 was $251,525 compared to a net loss of $213,381 for the three months ended April 30, 2009.

Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009

There were no revenues for the three months ended July 31, 2010 and the three months ended July 31, 2009.

Operating expenses for the three months ended July 31, 2010 were $146,725, an increase of $44,899 compared to the three months ended July 31, 2009 in which operating expenses were $101,826.  These operating expenses consist of selling, general and administrative expenses and depreciation expenses.  The selling, general and administrative expenses for three months ended July 31, 2010 increased by $45,051.  The increase was due to the increase in costs associated with the Petrobras agreement.

Other expenses decreased by $4,667 for the three months ended July 31, 2010 compared to the three months ended July 31, 2009.

The net loss for the three months ended July 31, 2010 was $236,233 compared to a net loss of $196,001 for the three months ended July 31, 2009.

Six Months Ended April 30, 2010 Compared to Six Months Ended April 30, 2009

There were no revenues for the six months ended April 30, 2010 or the six months ended April 30, 2009.

Operating expenses for the six months ended April 30, 2010 were $277,529, an increase of $54,907 compared to the six months ended April 30, 2009 in which operating expenses were $222,622.  These operating expenses consist of selling, general and administrative expenses and depreciation expenses.  The selling, general and administrative expenses for six months ended April 30, 2010 increased by $55,211.  The increase was due to the increase in costs associated with the Petrobras agreement.

Other expenses decreased by $2,593 for the six months ended April 30, 2010 compared to the six months ended April 30, 2009.

The net loss for the six months ended April 30, 2010 was $456,562 compared to a net loss of $404,248 for the six months ended April 30, 2009.

Nine Months Ended July 31, 2010 Compared to Nine Months Ended July 31, 2009

There were no revenues for the nine months ended July 31, 2010 or the nine months ended July 31, 2009.

Operating expenses for the nine months ended July 31, 2010 were $424,254, an increase of $99,806 compared to $324,448 for the nine months ended July 31, 2009.  These operating expenses consist of selling, general and administrative expenses and depreciation expenses.  The selling, general and administrative expenses for nine months ended July 31, 2010 increased by $100,262.  The increase was due to the increase in costs associated with the Petrobras agreement.

Other expenses decreased by $7,260 for the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009.

The net loss for the nine months ended July 31, 2010 was $692,795 compared to a net loss of $600,249 for the nine months ended July 31, 2009.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses and has an accumulated deficit as of $20,514,383 as of October 31, 2010 and a negative working capital of $5,237,745 as of the same date.  The Company generated minimal revenues in its operations in 2010 and the Company continues to be dependent on its ability to generate future revenues, positive cash flows and additional financing. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Contractual Obligations

The Company currently has no long term contractual obligations.

Off Balance Sheet Arrangements

For the fiscal years ended October 31, 2006, October 31, 2007, October 31, 2008, October 31, 2009 and October 31, 2010, the Company did not have any off-balance-sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.   Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated herein by reference to Imperial Petroleum Recovery Corporation’s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Comprehensive Form 10-K.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Overview

With the assistance of consultants and outside counsel, current management has focused its resources on undertaking the project of completing all of IPRC’s delinquent periodic reports and the related financial statements as soon as practicable. Given our lack of resources, the evaluation of the Company’s disclosure controls and procedures and management’s assessment of its internal control over financial reporting was not conducted until April 2011. As a result of this evaluation, the Company has determined that its assessments and evaluations of its disclosure controls and procedures and internal control over financial reporting for purposes of this Comprehensive Form 10-K will be based upon the evaluations and assessments made as of April 2011.

Evaluation of Disclosure Controls and Procedures

IPRC conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2010, carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”), who also serves as our principal financial officer. Based upon that evaluation, our CEO concluded that because of the material weakness in our internal control over financial reporting, described below, as well as our inability to timely file our annual and quarterly financial statements and periodic reports with the SEC, that the Company’s disclosure controls and procedures were not effective as of October 31, 2010. Additionally, although no such evaluation was performed as of October 31, 2009, 2008, 2007, and 2006, periods that are covered by this Comprehensive Form 10-K, management believes that based upon the evaluation made as of October 31, 2010 that the Company’s disclosure controls and procedures were not effective as of October 31, 2009, 2008, 2007, and 2006.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the periodic reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Overview of Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting is expected to include those policies and procedures that management believes are necessary that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal control over financial reporting may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting. As of October 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and Commission guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that such internal controls and procedures were not effective as of October 31, 2010 and that a material weakness in internal control over financial reporting existed as more fully described below. Additionally, although no such assessment was performed for October 31, 2009, 2008, 2007, and 2006, periods that are covered by this Comprehensive Form 10-K, management believes the material weakness identified in the internal control over financial reporting as of October 31, 2010 also existed as of those prior periods as well.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following internal control over financial reporting deficiency that represented a material weakness as of October 31, 2010:

Control Environment. The Company did not maintain an effective overall control environment, which is the foundation for effective internal control over financial reporting. As a result of the termination of our involvement with ABF and the significant reduction in certain other business operations, we had minimal staff able to handle accounting operations during the periods covered by this Comprehensive Form 10-K. Additionally, during this period, the Company did not maintain a sufficient number of financial and accounting staff personnel with the appropriate level of accounting knowledge and experience in order to timely provide accurate and reliable financial statements of the Company that were prepared and reviewed in accordance with GAAP. Because of the control environment weakness described above:

•
the Company was not able to effectively maintain its accounting and financial reporting for the years 2010, 2009, 2008, 2007, and 2006 on a timely basis. Specifically, the Company did not have processes in place to provide timely  preparation or supervisory review of its financial statements and significant accounting transactions during these periods; and

•
the Company did not maintain an accounting policy function that was timely in the review and updating of Company accounting policies and procedures and the evaluation of significant Company transactions during the period from 2006 to 2010.

Until our material weaknesses are remediated, there is a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis.  We have engaged experienced financial and accounting consultants to assist in the preparation of the financial statements for the periods covered by this Comprehensive Form 10-K, as well as the Company’s other delinquent periodic reports. We expect to engage new, experienced accounting and finance employees to oversee the accounting function on a go-forward basis.

Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as identified in this Comprehensive Form 10-K, the Company believes that the financial statements contained in this Comprehensive Form 10-K, fairly and accurately present the financial position, results of operations and cash flows for each of the years ended October 31, 2010, 2009, 2008, 2007 and 2006, in all material respects.

Changes in Internal Control Over Financial Reporting

During the period covered by this Comprehensive 10-K, there were no changes in our internal control over financial reporting, other than the material weakness as described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

           None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Management and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of the date of this Comprehensive Form 10-K:

Name	Age	Position(s) With the Company
Alan B. Springer	66	Chairman and Chief Executive Officer
James Hammond	75	Director

Alan B. Springer.  Mr. Springer has served as a director of the Company since April 2003.  Mr. Springer assumed the role of Chairman of the Board and Chief Executive Officer in of 2004.Mr. Springer graduated from the University of Akron with a Bachelor of Science in industrial engineering and from the University of Utah with an MBA.  Postgraduate studies include the Naval Post Graduate School in Monterey, California and the Air War College in Montgomery, Alabama both during his military career.

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

Audit Committee

The Company’s Audit Committee is comprised of the entire board of directors.  The Audit Committee is responsible for, among other things, overseeing the Company’s accounting and financial reporting processes and audits of the Company’s financial statements.  There are currently no members of the Audit Committee who qualify as an “audit committee financial expert.”  Mr. Hammond qualifies as an “independent” director as defined in federal securities laws.  The Company intends to add additional members to the Board of Directors, and the Audit Committee, that would qualify as a financial expert and as independent.  However, the Company cannot make assurances as to whether, or when, it will succeed in adding additional members to its board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Act”) requires the Company’s executive officers and directors and any persons who own beneficially more than 10% of the Company’s Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) as well as to furnish the Company with a copy of each such report.  Additionally, SEC regulations require the Company to identify in its proxy statement and Annual Report on Form 10-K those individuals for whom one or more of these reports required under Section 16 was not filed on a timely basis during the most recent fiscal year or prior fiscal years.  Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal years ended October 31, 2010, 2009, 2008, 2007, and 2006, except as follows:

Name	Form Type	Number of late reports	Number of transactions reported late
Alan B. Springer	4	4	4
James Hammond	4	4	4

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees.

Item 11.   Executive Compensation

The following tables contain compensation data for our named executive officers as of the fiscal years ended October 31, 2010, 2009, 2008, 2007, and 2006:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards	All Other Compensation	Total
Alan B. Springer Chief Executive Officer	2010	$316,667 (1)		$59,000(2)			$375,667
	2009	$266,370		$34,000(3)			$300,570
	2008	$202,692		$35,000(4)			$237,682
	2007	$43,611					$43,611
	2006	$82,460	$11,500				$82,460
Ed Gaiennie Former Chief Financial Officer	2010	-	-	-	-	-	-
	2009	-	-	-	-	-	-
	2008	$20,769					$20,769
	2007	$50,204					$50,204
	2006	$85,888	$4,615				$85,888

(1)	Of which, only $27,500 has been paid in cash the remaining is accrued but unpaid salary.
(2)	In June 2010, Mr. Springer was awarded 850,000 shares of common stock. In September 2010, Mr. Springer was awarded 1 million shares of common stock.
(3)	In September 2009, Mr. Springer was awarded 850,000 shares of common stock.
(4)	In June 2008, Mr. Springer was awarded 700,000 shares of common stock.

Directors Compensation

On June 30, 2008, IPRC awarded James Hammond 100,000 shares of common stock.   In September 2009, IPRC awarded Mr. Hammond 350,000 shares of common stock.  In June 2010, we awarded Mr. Hammond 350,000 shares of common stock.  In September 2010, we awarded Mr. Hammond 350,000 shares of common stock.

Employment Agreements

Effective Feb 8, 2008, IPRC and Alan Springer, Chairman and chief executive officer of the Company, entered into a new three year employment agreement.  Mr. Springer’s base salary for was increased to $275,000, with another increase to $325,000 per year effective on the third anniversary of the new employment agreement.   The Agreement specified that if operations are not sufficient to generate sufficient cash flow to meet all payroll obligations, the gross amount will be accrued and paid in full when funding is available.

Outstanding Equity Awards at Fiscal-Year End

The Company issued options to purchase 1,225,000 shares of our common stock at an exercise price of $.20 per shares to certain employees and consultants during the fiscal year ended October 31, 2004.  The options have a term of 10 years.  None of the options have been exercised and all are still outstanding.

Compensation Committee Interlocks and Insider Participation

The Company does not have a separately standing compensation committee, and therefore such role is assumed by the entire board of directors.  None of the Company’s executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on the Company’s board of directors or Compensation Committee.  No member of the Company’s board of directors is an executive officer of a company in which one of the Company’s executive officers serves as a member of the board of directors or compensation committee of that company.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Referred Shareholder Matters.

As of October 18, 2011, 48,478,180 shares of common stock were issued and outstanding.  The following table sets forth, as of October 18, 2011, certain information with respect to shares beneficially owned by: (a) each person who is known to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each director or nominee for director, (c) each named executive officers, and (d) all current directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within sixty days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  The address of each of the individuals listed is 61 S. Concord Forest Circle, The Woodlands, Texas 77381, except where footnoted.

	Shares Beneficial Owned
Beneficial Owner	Shares of Common Stock	Percent of Class
Named Executive Officers and Directors
Alan B. Springer	5,000,000	10.3%
James Hammond	2,420,544	5.0%
All current directors and executive officers as a group (2 persons)	7,420,544	15.3%
Beneficial Owners of more than 5% of our common stock
All Safe, LLC	6,670,205	10.32%

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The Company had related party transactions relating to the following:

a)
Non-interest bearing advances from the Company’s CEO and a director starting in fiscal year 2008.  The outstanding balance of such advances as of October 31, 2010, 2009 and 2008 amounted to $107,332, $139,254 and $30,900, respectively.

b)	Management fees billed to and collected from Agribiofuels that were not eliminated as of the date of deconsolidation amounting to $272,800 for the year ended October 31, 2008.

c)
An entity owned by the CEO and former CFO of IPRC provided benefits to certain employees utilizing a professional employment organization (“PEO”).  Also, the employees covered were paid a portion of their salaries through the PEO Company.  The outstanding balance from this related party as of October 31, 2007, 2006 and 2005 amounted to $146,610, $51,423 and $0, respectively.  In fiscal year 2008, due to the deconsolidation of Agribiofuels, the above arrangement was terminated and the remaining amount of $35,790 was forgiven and written off to additional paid in capital.

Item 14.   Principal Accounting Fees and Services

In Jun 2011, the Audit Committee approved MaloneBailey, LLP(“MB”) to be IPRC’s independent registered public accounting firm for the fiscal years ended October 31, 2010, 2009, 2008, 2007 and 2006, to audit the consolidated financial statements of IPRC and to make a report thereon to the stockholders and the Board of Directors.

	For the Fiscal Years Ended October 31,
	2010	2009	2008	2007	2006
Audit Fees	$7,500	$7,500	$10,000	$20,000	$20,000
Audit Related Fees	-	-	-	-	-
Tax Fees	-	-	-	-	-
All Other Fees	-	-	-	-	-
Total	$7,500	$7,500	$10,000	$20,000	$20,000

In the above table, in accordance with the Commission’s definitions and rules, Audit fees are related to the audit of IPRC’s annual financial statements for the years ended October 31, 2010, 2009, 2008, 2007 and 2006 by MaloneBailey, LLP.   “Tax Fees” would be fees for tax compliance, tax analysis, tax advice and tax planning

The Audit Committee pre-approved all audit services and non-auditing services to be performed by the independent auditor. Such pre-approval was given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor, on an individual basis or pursuant to policies and procedures established by the Audit Committee in accordance with Section 2-01 of Regulation S-X of the Commission.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) and (c) Financial Statements and Schedules. Reference is made to the “Index to Consolidated Financial Statements” filed as part of this Annual Report.

(a)(3) and (b) Exhibits.

Exhibit No.	Description
3.1
Articles of Incorporation of the Company (incorporated by reference to Exhibits 2 and 2.1 to the Company’s registration statement on Form 10-KSB filed with the SEC on August 8, 1996, file No. 0-21169).

3.2
Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year end October 31, 1996 filed with the Commission with a filing date of November 26, 1997, Commission File No. 0-21169)

10.1	Management Agreement, effective August 1, 2005, between IPRC and Agribiofuels, LLC(incorporated by reference to Exhibit 10.13 to the Company's 10K filed with the Commission of December 1, 2005).

10.2	Form of Note Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.15 to the Company's 10K filed with the Commission of December 1, 2005).

10.3	Form of Registration Right Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.16 to the Company's 10K filed with the Commission of December 1, 2005).

10.4	Form of Warrant Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.17 to the Company's 10K filed with the Commission of December 1, 2005).

10.5	Strategic Marketing Manufacturing and Technology Licensing Agreement (incorporated by reference to Exhibit 10.18 to the Company's 10K filed with the Commission of December 1, 2005).

10.6	Technical Services Agreement between Petroleo Brasileiro S.A. – Petrobras and IPRC dated 2009 (1)

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company's 10K filed with the Commission of December 1, 2005).

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. (1)

(1) Filed herewith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Pages

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of October 31, 2010, 2009, 2008, 2007 and 2006	F-3

Consolidated Statements of Operations for the years ended October 31, 2010, 2009, 2008, 2007 and 2006	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended October 31, 2010, 2009, 2008, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the years ended October 31, 2010, 2009, 2008, 2007 and 2006	F-6

Consolidated Balance Sheets for the Quarters Ended July 31, 2010, April 30, 2010, January 31, 2010, July 31, 2009, April 30, 2009, and January 31, 2009	F-7

Consolidated Statements of Operations for the Quarters Ended July 31, 2010, April 30, 2010, January 31, 2010, July 31, 2009, April 30, 2009, and January 31, 2009	F-8

Consolidated Statements of Cash Flows for the Quarters Ended July 31, 2010, April 30, 2010, January 31, 2010, July 31, 2009, April 30, 2009, and January 31, 2009	F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Imperial Petroleum Recovery Corporation
Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Imperial Petroleum Recovery Corporation and its Subsidiaries  (collectively the “Company”) as of October 31, 2010, 2009, 2008, 2007, 2006 and 2005 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Petroleum Recovery Corporation as of December 31, 2010, 2009, 2008, 2007, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
October 19, 2011

Imperial Petroleum Recovery Corporation and Subsidiaries
Consolidated Balance Sheets

	As of October 31
	2010	2009	2008	2007	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$64,927	$46	$23,636	$91,602	$213,789	$1,506,515
Short-term investment	-	-	-	105,164	100,000	-
Accounts receivable	144	184,903	144	497,662	3,144	3,344
Inventory	-	-	-	1,225,690	111,538	-
Prepaid expenses	-	-	-	22,042	32,231	-
Total current assets	65,071	184,949	23,780	1,942,160	460,702	1,509,859

Property and equipment, net	225,293	307,949	391,213	3,119,882	2,552,064	615,668
Intangible assets, net	20,944	28,332	35,720	47,358	50,499	46,316
Other assets	115,450	46,171	-	-	-	-
Total assets	$426,758	$567,401	$450,713	$5,109,400	$3,063,265	$2,171,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$244,773	$313,273	$288,093	$1,447,534	$749,181	$599,025
Accounts payable – related parties	-	-	-	158,540	51,723	-
Accrued liabilities	2,500,269	1,884,025	1,296,846	1,173,238	905,947	877,716
Advances-related parties	107,332	139,254	30,900	-	-	-
Short term debt - related parties	-	-	-	1,543,640	-	-
Current maturities of long-term debt, net of discount	2,450,442	2,446,534	2,200,442	2,256,378	2,310,529	1,107,889
Total current liabilities	5,302,816	4,783,086	3,816,281	6,579,330	4,017,380	2,584,630
Long-term debt net of discount, less current maturities	-	-	230,797	-	5,936	1,057,796
Total liabilities	5,302,816	4,783,086	4,047,078	6,579,330	4,023,316	3,642,426

Stockholders' Deficit
Common stock, par value $0.001; authorized 100,000,000 shares; shares issued and outstanding 46,928,180, 43,575,680, 42,040,680, 40,940,680, 40,898,180 and 40,085,029 for the years ended 2010, 2009, 2008, 2007, 2006 and 2005, respectively	46,929	43,577	42,042	40,942	40,899	40,085
Additional paid-in capital	15,591,396	15,477,198	15,417,333	15,297,637	15,290,880	15,104,668
Accumulated deficit	(20,514,383)	(19,736,460)	(19,055,740)	(19,381,211)	(19,050,854)	(17,936,113)
Total IPRC stockholders’ deficit	(4,876,058)	(4,215,685)	(3,596,365)	(4,042,632)	(3,719,075)	(2,791,360)
Noncontrolling interest	-	-	-	2,572,702	2,759,024	1,320,777
Total stockholders’ deficit	(4,876,058)	(4,215,685)	(3,596,365)	(1,469,930)	(960,051)	(1,470,583)
Total liabilities and stockholders’ deficit	$426,758	$567,401	$450,713	$5,109,400	$3,063,265	$2,171,843

See accompanying notes to consolidated financial statements

Imperial Petroleum Recovery Corporation and Subsidiaries
Consolidated Statements of Operations

	For the years ended October 31,
	2010	2009	2008	2007	2006	2005

Revenues	$346,395	$230,930	$1,343,165	$5,662,708	$-	$5,000
Cost of goods sold	-	-	1,021,373	5,761,838	-	-
Gross profit (loss)	346,395	230,930	321,792	(99,130)	-	5,000

Operating expenses
Selling, general and administrative expenses	676,225	450,175	761,449	1,975,473	2,801,203	1,064,659
Research and development	-	-	17,245	153	78,479	30,633
Depreciation and amortization expense	90,044	90,652	91,676	267,148	153,460	124,834
Gain on write-off payables			-	-	(237,759)	(160,320)
Total operating expenses	766,269	540,827	870,370	2,242,774	2,795,383	1,059,806

Loss from operations	(419,874)	(309,897)	(548,578)	(2,341,904)	(2,795,383)	(1,054,806)

Other income (expense)
Interest income	-	-	1,620	4,557	36,999	2,161
Gain on extinguishment of debt	-	-	-	821,129	-	2,148,808
Gain on sale of assets	-	-	-	60,000	11,700	11,466
Rental income	-	-	7,500	-	20,500	-
Other income	-	-	-	590,734	78,336	-
Interest expense	(358,049)	(370,823)	(377,000)	(1,080,635)	(828,646)	(684,153)
Gain on deconsolidation	-	-	1,134,295	-	-	-
	(358,049)	(370,823)	766,415	395,785	(681,111)	1,478,282

Net income (loss)	(777,923)	(680,720)	217,837	(1,946,119)	(3,476,494)	423,476
Net loss attributable to noncontrolling interest	-	-	107,634	1,615,762	2,361,753	179,223
Net income (loss) attributable to IPRC	$(777,923)	$(680,720)	$325,471	$(330,357)	$(1,114,741)	$602,699

Earnings (loss) per share
Basic	$(0.02)	$(0.02)	$0.01	$(0.01)	$(0.03)	$0.02
Diluted	(0.02)	(0.02)	0.01	(0.01)	(0.03)	(0.00)
Weighted average shares outstanding
Basic	42,138,029	41,874,851	41,782,331	40,907,262	40,820,207	35,574,303
Diluted	42,138,029	41,874,851	41,782,331	40,907,262	40,820,207	42,601,508

See accompanying notes to consolidated financial statements

Imperial Petroleum Recovery Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit

			Additional			Total
	Common stock		paid-in		Noncontrolling	Stockholders
	Shares	Amount	Capital	Deficit	Interest	Deficit

Balances as of October 31, 2004	20,845,687	$20,846	$11,762,008	$(18,538,812)	$-	$(6,755,958)
Issuance of common stock in satisfaction of debt	14,055,105	14,055	1,391,455	-	-	1,405,510
Issuance of common stock in satisfaction of guaranteed
investment contract liability	682,301	682	88,017	-	-	88,699
Capital contributions from noncontrolling interest members	-	-	-	-	1,500,000	1,500,000
Debt discount	-	-	1,407,496	-	-	1,407,496
Issuance of common stock in satisfaction of
deferred salaries	461,936	462	45,732	-	-	46,194
Issuance of common stock for services	4,040,000	4,040	409,960	-	-	414,000
Net income	-	-	-	602,699	(179,223)	423,476
Balances as of October 31, 2005	40,085,029	40,085	15,104,668	(17,936,113)	1,320,777	(1,470,583)
Issuance of common stock in satisfaction of liabilities	813,151	814	186,212	-	-	187,026
Capital contributions from noncontrolling interest members	-	-	-	-	3,800,000	3,800,000
Net loss	-	-	-	(1,114,741)	(2,361,753)	(3,476,494)
Balances as of October 31, 2006	40,898,180	40,899	15,290,880	(19,050,854)	2,759,024	(960,051)
Issuance of common stock for services	42,500	43	6,757	-	-	6,800
Capital contributions from noncontrolling interest members	-	-	-	-	1,429,440	1,429,440
Net loss	-	-	-	(330,357)	(1,615,762)	(1,946,119)
Balances as of October 31, 2007	40,940,680	40,942	15,297,637	(19,381,211)	2,572,702	(1,469,930)
Issuance of common stock for services	1,100,000	1,100	54,900	-	-	56,000
Debt discount	-	-	29,006	-	-	29,006
Write off of payable to related party	-	-	35,790	-	-	35,790
Deconsolidation of Agribiofuels	-	-	-	-	(2,572,702)	(2,572,702)
Net income	-	-	-	325,471	-	325,471
Balances as of October 31, 2008	42,040,680	42,042	15,417,333	(19,055,740)	-	(3,596,365)
Issuance of common stock for services	1,535,000	1,535	59,865	-	-	61,400
Net loss	-	-	-	(680,720)	-	(680,720)
Balances as of October 31, 2009	43,575,680	43,577	15,477,198	(19,736,460)	-	(4,215,685)
Issuance of common stock for services	3,320,000	3,320	101,730	-	-	105,050
Issuance of common stock for cash	75,000	75	12,425	-	-	12,500
Cancellation of shares	(42,500)	(43)	43	-	-	-
Net loss	-	-	-	(777,923)	-	(777,923)
Balances as of October 31, 2010	46,928,180	$46,929	$15,591,396	$(20,514,383)	$-	$(4,876,058)

See accompanying notes to consolidated financial statements

Imperial Petroleum Recovery Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the years ended October 31
	2010	2009	2008	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$(777,923)	$(680,720)	$325,471	$(1,946,119)	$(3,476,494)	$423,476
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	90,044	90,652	91,676	267,148	153,460	124,834
Share-based compensation	105,050	61,400	56,000	6,800	-	214,000
Amortization of debt discount	3,908	15,295	9,803	612,932	533,227	261,337
Interest accretion on guaranteed investment contract	-	-	-	-	-	73,197
Write off of property and equipment	-	-	-	-	761,781	-
Gain on settlement of debt for stock	-	-	-	-	-	(2,148,808)
Gain on extinguishment of debt	-	-	-	(821,129)	-	-
Gain on write-off of accounts payable and accrued liabilities	-	-	-	-	(237,759)	(160,320)
(Gain)/loss on disposal of property and equipment	-	-	-	(60,000)	(11,700)	(11,466)
Bad debt expense	-	-	-	-	753,000	-
Gain on deconsolidation	-	-	(1,134,295)	-	-	-
Changes in operating assets and liabilities:	-	-	-	-	-	-
Accounts receivable	184,759	(184,759)	12,125	(494,518)	(2,800)	(644)
Inventory	-	-	-	(1,114,152)	368,852	(480,390)
Prepaid and other current assets	-	-	16,624	10,189	(32,231)	4,000
Other assets	(69,279)	(46,171)	-	-	9,100	(3,107)
Accounts payable	(68,500)	25,180	(15,211)	698,353	335,791	38,961
Accounts payable- related party	-	-	(18,927)	106,817	51,723	-
Accrued liabilities	616,244	587,179	363,804	588,419	279,082	350,380
Net cash provided by (used) in operating activities	84,303	(131,944)	(292,930)	(2,145,260)	(514,968)	(1,314,550)

Cash flows from investing activities:
(Increase) decrease in certificate of deposit	-	-	-	(5,164)	(100,000)	-
Increase in patent costs	-	-	-	-	(20,294)	-
Purchases of property and equipment	-	-	-	(836,296)	(4,075,016)	(7,641)
Increase in other assets	-	-	-	(2,400)	-	-
Proceeds from disposal of property and equipment	-	-	-	66,872	-	2,658
Net cash provided by (used in) investing activities	-	-	-	(776,988)	(4,195,310)	(4,983)

Cash flows from financing activities:
Capital contributions from noncontrolling interest members	-	-	-	1,429,440	3,800,000	1,500,000
Proceeds from sale of stock	12,500	-	-	-	-	-
Proceeds from long-term debt	-	-	-	-	-	950,000
Proceeds from short-term debt - third party	55,000	-	-	-	-	-
Proceeds from short-term debt - related parties	-	-	-	2,053,700	-	-
Advances from (payments to) related parties, net	(31,922)	108,354	30,900	-	-	-
Principal payments on short-term debt - related parties	-	-	(5,936)	(510,060)	-	-
Principal payments on short-term debt - third parties	(55,000)	-	-	-	-	-
Principal payments on long-term debt	-	-	200,000	(173,019)	(382,447)	(36,108)
Net cash provided by (used in) financing activities	(19,422)	108,354	224,964	2,800,061	3,417,553	2,413,892

Net increase (decrease) in cash and cash equivalents	64,881	(23,590)	(67,966)	(122,187)	(1,292,725)	1,094,359
Cash and cash equivalents at beginning of year	46	23,636	91,602	213,789	1,506,515	412,156
Cash and cash equivalents at end of year	$64,927	$46	$23,636	$91,602	$213,790	$1,506,515

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$-	$2,903	$1,767	$7,060	$5,361	$8,376
Income taxes	-	-	-	-	-	-

Supplemental disclosure of non-cash investing and financing activities
Common shares issued to settle debt and accrued liabilities	-	-	-	-	187,026	1,540,403
Settlement of accounts payable balance with fixed assets	-	-	-	-	11,700	-
Debt discount	-	-	29,006	-	-	1,407,496
Write-off of related party payable to additional paid in capital	-	-	35,790	-	-	-
Cancellation of previous stock issuance	43	-	-	-	-	-

See accompanying notes to consolidated financial statements

Imperial Petroleum Recovery Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	July 31	April 30	January 31	July 31	April 30	January 31
	2010	2010	2010	2009	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$4,220	$3,025	$29,030	$1,553	$9,351	$2,741
Accounts receivable	144	144	144	144	144	144
Total current assets	4,364	3,169	29,174	1,697	9,495	2,885

Property and equipment, net	245,957	266,621	287,285	328,765	346,581	370,397
Intangible assets, net	22,791	24,638	26,485	30,179	35,026	33,873
Other assets	46,171	46,171	46,171	-	-	-
Total assets	$319,283	$340,599	$389,115	$360,641	$391,102	$407,155

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$244,773	$244,773	$244,773	$305,773	$300,116	$294,472
Accrued liabilities	2,384,075	2,213,317	2,045,477	1,754,750	1,600,140	1,445,642
Advances-related parties	77,173	91,814	70,407	54,325	52,969	19,503
Current maturities of long-term debt, net of discount	2,450,442	2,450,442	2,449,180	2,442,407	2,438,490	2,434,770
Total liabilities	5,156,463	5,000,346	4,809,837	4,557,255	4,391,715	4,194,387

Stockholders' Deficit
Common stock, par value $0.001; authorized 100,000,000 shares; shares issued and outstanding 45,078,180, 43,650,680, 43,575,680, 42,040,680, 42,040,680 and 42,040,680 as of July 31, 2010, April 30, 2010, January 31, 2010, July 31, 2009, April 30, 2009 and January 31, 2009, respectively	45,079	43,652	43,577	42,042	42,042	42,042
Additional paid-in capital	15,546,996	15,489,623	15,477,198	15,417,333	15,417,333	15,417,333
Accumulated deficit	(20,429,255)	(20,193,022)	(19,941,497)	(19,655,989)	(19,459,988)	(19,246,607)
Total stockholders’ deficit	(4,837,180)	(4,659,747)	(4,420,722)	(4,196,614)	(4,000,613)	(3,787,232)
Total liabilities and stockholders’ deficit	$319,283	$340,599	$389,115	$360,641	$391,102	$407,155

See accompanying notes to consolidated financial statements

Imperial Petroleum Recovery Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended January 31		For the three months ended April 30		For the three months ended July 31		For the six months ended April 30		For the nine months ended July 31
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Revenues	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-	-	-	-	-	-

Operating expenses
Selling, general and administrative expenses	91,345	76,138	141,162	101,158	124,214	79,163	232,507	177,296	356,721	256,459
Depreciation and amortization expense	22,511	22,663	22,511	22,663	22,511	22,663	45,022	45,326	67,533	67,989
Total operating expenses	113,856	98,801	163,673	123,821	146,725	101,826	277,529	222,622	424,254	324,448

Loss from operations	(113,856)	(98,801)	(163,673)	(123,821)	(146,725)	(101,826)	(277,529)	(222,622)	(424,254)	(324,448)

Other expense
Interest expense	(91,181)	(92,066)	(87,852)	(89,560)	(89,508)	(94,175)	(179,033)	(181,626)	(268,541)	(275,801)

Net loss	$(205,037)	$(190,867)	$(251,525)	$(213,381)	$(236,233)	$(196,001)	$(456,562)	$(404,248)	$(692,795)	$(600,249)

Loss per share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	(0.00)	(0.00)	(0.01)	(0.01)	(0.01)	(0.00)	(0.01)	(0.01)	(0.02)	(0.01)
Weighted average shares outstanding
Basic	43,575,680	42,040,680	43,594,714	42,040,680	44,553,702	42,040,680	43,584,986	42,040,680	43,909,320	42,040,680
Diluted	43,575,680	42,040,680	43,594,714	42,040,680	44,553,702	42,040,680	43,584,986	42,040,680	43,909,320	42,040,680

See accompanying notes to consolidated financial statements

Imperial Petroleum Recovery Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended January 31		For the six months ended April 30		For the nine months ended July 31
	2010	2009	2010	2009	2010	2009

Cash flows from operating activities:
Net loss	$(205,037)	$(190,867)	$(456,562)	$(404,248)	$(692,795)	$(600,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,511	22,663	45,022	45,326	67,533	67,989
Share-based compensation	-	-	-	-	58,800	-
Amortization of debt discount	2,646	3,531	3,908	7,251	3,908	11,168
Changes in operating assets and liabilities:	-	-	-	-	-	-
Accounts receivable	184,759	-	184,759	-	184,759	-
Accounts payable	(68,500)	6,379	(68,500)	12,023	(68,500)	17,680
Accrued liabilities	161,452	148,796	329,292	303,294	500,050	457,904
Net cash provided by (used) in operating activities	97,831	(9,498)	37,919	(36,354)	53,755	(45,508)

Cash flows from investing activities:	-	-	-	-	-	-

Cash flows from financing activities:
Proceeds from sale of stock	-	-	12,500	-	12,500	-
Advances from (payments to) related parties, net	(68,847)	(11,397)	(47,440)	22,069	(62,081)	23,425
Net cash provided by (used in) financing activities	(68,847)	(11,397)	(34,940)	22,069	(49,581)	23,425

Net increase (decrease) in cash and cash equivalents	28,984	(20,895)	2,979	(14,285)	4,174	(22,083)
Cash and cash equivalents at beginning of period	46	23,636	46	23,636	46	23,636
Cash and cash equivalents at end of period	$29,030	$2,741	$3,025	$9,351	$4,220	$1,553

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$-	$67	$-	$67	$-	$2,092
Income taxes	-	-	-	-	-	-

Supplemental disclosure of non-cash investing and financing activities
Cancellation of previous stock issuance	-	-	-	-	43	-

See accompanying notes to consolidated financial statements

Imperial Petroleum Recovery Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Organization and business activity

Imperial Petroleum Recovery Corporation ( “IPRC”), a Nevada corporation, incorporated in 1982 commenced operations in the fiscal year 1995 and is committed to developing and marketing a proprietary oil sludge remediation process and microwave separation technology equipment (MST units) that use high energy microwaves to separate water, oil and solids.

Agribiofuels, LLC, a Texas limited liability company, (“Agribiofuels” or “ABF”) is an entity in which the Company owns 20% of the members’ equity.   Agribiofuels started its operations on December 8, 2006 and sells biodiesel fuel from various feedstocks.

Petrowave Corporation (“Petrowave”) is a wholly-owned subsidiary of the Company and is engaged in R&D efforts.  It was dissolved in 2010 since all R&D would be conducted under IPRC.

2.	Principles of consolidation and financial statement presentation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of the entity.  The determination of our ability to control or exert significant influence over an entity involves the use of judgment.  We apply the equity method of accounting where we can exert significant influence over, but do not control the policies and decisions of an entity.   We use the cost method of accounting where we are unable to exert significant influence over the entity.

The consolidated financial statements include the accounts and operations of IPRC, Petrowave and Agribiofuels (collectively the “Company”, “we”, “our”).   IPRC is the manager of Agribiofuels pursuant to a management agreement which requires the former to be consolidated with IPRC in accordance with the requirements applicable to variable interest entities.   Significant intercompany transactions and balances have been eliminated in consolidation.

Effective January 25, 2008, IPRC’s management agreement with Agribiofuels was terminated.  As a result, IPRC has deconsolidated Agribiofuels and has recognized a gain on deconsolidation amounting to $1,134,295 during the year ended October 31, 2008, which represents IPRC’s share in the carrying amount of Agribiofuel’s net liabilities that were removed in deconsolidation, and is included in other income (expense) in the consolidated statements of operations.

At January 25, 2008, the date of deconsolidation, summarized balance sheet information for Agribiofuels was as follows:

Current assets	$1,765,911
Noncurrent assets	2,871,684
Current liabilities	(2,779,629)
Noncontrolling interest	(7,529,440)

Net liabilities	$(5,671,474)

3.	Use of estimates

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

4.	Reclassifications

Certain reclassifications have been made to the 2005 financial statements in order to conform to the 2006-2010 financial statements presentation.

5.	Cash and cash equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents.

6. Short-term investments

Short-term investments consist of investments with original maturities greater than three months and less than one year.  The Company invests in certificates of deposit (CDs) valued at $105,164 and $100,000 as of October 31, 2007 and 2006, respectively, which have a term of 10 months.

7.	Inventory

Inventory is stated at the lower of cost or market, with cost determined using the weighted average method.   Subsequent to the deconsolidation, our inventory balance was zero. The balance at October 31, 2007 and 2006 represents Agribiofuels’ inventory and consists of the following:

	2007	2006
Raw materials Finished goods (biodiesel)	$688,195 537,495	$111,538 -
	$1,225,690	$111,538

8.	Property and equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method and commences when the asset is placed in service. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Upon the sale of an asset, the cost and related accumulated depreciation are removed from the balance sheet, and any gains or losses on those assets are reflected in the accompanying consolidated statements of operations of the respective period.

The straight-line method estimated useful lives are as follows:

Buildings and improvements	3 ~ 25 years
Machinery and equipment	2 ~ 10 years
Demonstration equipment	7 years
Tanks	5 ~ 20 years
Transportation equipment	4 ~ 7 years
Furniture, fixtures and office equipment	1 ~ 5 years

9.	Intangible assets

Intangible assets consist of patents which are amortized using the straight-line method over their estimated useful lives or statutory lives whichever is shorter and are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets.

10.	Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2010, 2009, 2008, 2007, 2006 and 2005 there was no impairment of long-lived assets.

11.	Fair value of financial instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The fair value hierarchy based on the three levels of inputs that may be used to measure fair value are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The carrying value reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short-term borrowings approximate fair value due to the short-term nature of these items. Management believes that long-term debt bears interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value

12.	Revenue recognition

Revenue is recognized when persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss are transferred, collectability is reasonably assured, product returns are reasonably estimable and there are no remaining significant obligations or customer acceptance requirements.

Revenue from sales of biodiesel is recognized when title and risk of loss have passed to the customer, which is typically upon shipment.

Revenue from technical services provided related to IPRC’s Microwave Separation Technology (MST) equipment are recognized upon performance of the related service which coincides with customer acceptance, and the other basic revenue recognition requirements.

Revenues from laboratory testing, consulting agreements and rental equipment contracts are recognized in accordance with the terms specified in the contracts.

13.	Research and development

Research and development costs are expensed as incurred.

14.	Income taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of events that have been included in the consolidated financial statements or income tax returns. Deferred income tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse.

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carryforwards.

The Company also follows the guidance related to accounting for income tax uncertainties effective November 1, 2007.  In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  No liability for unrecognized tax benefits was recorded as of October 31, 2010, 2009 and 2008 and in the interim periods.

15.	Share-based compensation

The Company accounts for share-based awards issued to employees and non-employees in accordance with Accounting Standards Codification (ASC) 718, “Compensation-Stock Compensation” effective February 1, 2006.   Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period , which is normally the vesting period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Prior to February 1, 2006 and as permitted by ASC 718,  the Company accounted for their stock options in accordance with APB 25, “Accounting for Stock Issued to Employees.”  Employee stock options are granted at or above the market price at dates of grant which does not require the Company to recognize any compensation expense.

 The Company adopted ASC 718 (then SFAS 123R) on February 1, 2006 using the modified prospective method.  In accordance with such method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of ASC 718.

If the Company had elected to recognize compensation expense based on the fair value at the date of grant, for awards granted during the year ended October 31, 2005, consistent with the provisions of ASC 715, the Company’s net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

October 31, 2005
Net income, as reported	$602,699
Pro forma effect of expensing stock based compensation plans using fair value method	(120,000)

Net income, as adjusted	$482,699

Basic earnings per common share:
Income per share, as reported	$0.02
Pro forma effect of expensing stock based compensation plans using fair value method	(0.01)

Basic earnings per common share, as adjusted	$0.01

Diluted earnings per common share:
Loss per share, as reported	$(0.00)
Pro forma effect of expensing stock based compensation plans using fair value method	(0.01)

Diluted earnings per common share, as adjusted	$(0.01)

16.	Earnings (loss) per share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. The dilutive effect of our convertible notes is computed using the if-converted method, which assumes conversion at the beginning of the year.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the year ended October 31, 2005:

2005
Net income for basic earnings per share	$602,699
Adjustments to net income for 12% convertible notes	(697,079)
Net loss for diluted loss per share	$(94,380)

Weighted average shares outstanding
Basic	35,574,303
Effect of dilutive securities:
12% convertible notes	5,725,114
Warrants	1,145,023
Stock options	157,068
Diluted	42,601,508

Earnings (loss) per share attributable to IPRC
Basic	$0.02
Diluted	$(0.00)

For the years ended October 31, 2006 to 2010 and the quarterly periods in 2009 and 2010, common stock equivalents related to the convertible notes, warrants and options were not included in the denominators of the diluted earnings (loss) per share as their effect would be anti-dilutive.

17.	Concentration of credit risk

We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits.  We have not experienced any such losses in these accounts.  Substantially all of our revenue is derived from one customer.

18.	Recently Adopted Accounting Standards

In February 2010, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 on February 1, 2010.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (ASU 2009-05). ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures , to provide guidance on the fair value measurement of liabilities. ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The Company adopted the provisions of ASU 2009-05 effective November 1, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In June 2009, the FASB issued ASU No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASU 2009-01 effective November 1, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In May 2009, the FASB issued Accounting Standards Codification (ASC) 855, Subsequent Events to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the period ended October 31, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In April 2009,  the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ASC 820-10-65) to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, ASC 820-10-65 includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65  did not have a significant impact on the Company’s operating results, financial position or cash flows.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (ASC 815). Overall, it specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to an entity’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the scope exception mentioned above. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The adoption of the guidance did not impact  the Company’s operating results, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (ASC 805), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (ASC 810-10-65). ASC 805 and ASC 810-10-65 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests within the financial statements. ASC 805 provides additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. ASC 810-65 changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests, and classified as a component of equity. The adoption of ASC 805 did not impact the Company’s operating results, financial position or cash flows.  The adoption of ASC 810-10-65 resulted in the reclassification of amounts attributable to  noncontrolling interest to a separate component of stockholders’ deficit on the accompanying consolidated balance sheets. Additionally, net loss attributable to noncontrolling interest is shown separately from net income (loss) in the consolidated statements of operations. Certain prior period amounts have been reclassified to conform to the current periods financial statement presentation. These reclassifications have no effect on the previously reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (ASC 820).  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. ASC 820 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (FSP) FSP 157-2, Effective Date of FASB Statement No. 157 (ASC 820-10-55).  ASC 820-10-55 delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods for those fiscal years. The adoption of both guidance did not impact the Company’s operating results, financial position or cash flows.

NOTE B – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses and has an accumulated deficit as of $20,514,383 as of October 31, 2010 and a negative working capital of $5,237,745 as of the same date.  The Company generated minimal revenues in its operations in 2010 and the Company continues to be dependent on its ability to generate future revenues, positive cash flows and additional financing. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. These factors raise substantial doubt about the company’s ability to continue as going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – ACCOUNTS RECEIVABLE

Accounts receivable at October 31 consist of the following:

	October 31
	2010		2009	2008		2007	2006	2005
Trade Insurance receivable Other	$	- - 144	$184,759 - 144	$	- - 144	$49,831 310,934 136,897	$5,500 - 644	$2,000 - 1,344
		144	184,903		144	497,662	6,144	3,344
Less – allowance for doubtful accounts		-	-		-	-	3,000	-
		$144	$184,903		$144	$497,662	$3,144	$3,344

The allowance for doubtful accounts is based on the aging, historical experience and management’s judgment of the individual accounts receivable.

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment at October 31 consist of the following:

	October 31
	2010	2009	2008	2007	2006	2005
Building and improvements Machinery and equipment Demonstration equipment Tanks Transportation equipment Furniture, fixtures and office equipment	$2,790 558,366 783,300 - 49,450 79,703	$2,790 558,366 783,300 - 49,450 79,703	$2,790 558,366 783,300 - 49,450 79,703	$981,813 963,520 783,300 855,450 49,450 95,790	$854,439 822,805 783,300 194,099 49,450 95,789	$75,836 558,366 211,140 - 96,236 79,703
	1,473,609	1,473,609	1,473,609	3,729,323	2,799,882	1,021,281
Less – accumulated depreciation	(1,248,316)	(1,165,660)	(1,082,396)	(1,174,224)	(912,618)	(886,003)
	225,293	307,949	391,213	2,555,099	1,887,264	135,278
Land Construction in progress	- -	- -	- -	392,904 171,879	392,904 271,896	- 480,390
	$225,293	$307,949	$391,213	$3,119,882	$2,552,064	$615,668

During the year ended October 31, 2006, the Company wrote off certain property and equipment totaling to $761,781.  Depreciation expense for each fiscal year end is set out below:

October 31, 2010	$82,656
October 31, 2009	83,264
October 31, 2008	84,288
October 31, 2007	261,607
October 31, 2006	146,449
October 31, 2005	120,052

Property and equipment at each quarter end in 2010 and 2009 consist of the following:

	July 31, 2010	April 30, 2010	January 31, 2010	July 31, 2009	April 30, 2009	January 31, 2009
Building and improvements Machinery and equipment Demonstration equipment Transportation equipment Furniture, fixtures and office equipment	$2,790 558,366 783,300 49,450 79,703	$2,790 558,366 783,300 49,450 79,703	$2,790 558,366 783,300 49,450 79,703	$2,790 558,366 783,300 49,450 79,703	$2,790 558,366 783,300 49,450 79,703	$2,790 558,366 783,300 49,450 79,703
	1,473,609	1,473,609	1,473,609	1,473,609	1,473,609	1,473,609
Less – accumulated depreciation	1,227,652	1,206,988	1,186,324	1,144,844	1,127,028	1,103,212
	$245,957	$266,621	$287,285	$328,765	$346,581	$307,397

Depreciation expense during the quarterly periods in 2010 and 2009 are set out below:

	2010	2009
Nine months ended July 31 Six months ended April 30 Three months ended January 31	$61,992 41,328 20,664	$62,448 41,632 20,816

NOTE E – DEBT

Long-term debt

Long-term debt consisted of the following:

	October 31
	2010	2009	2008	2007	2006	2005
Security deposit payable to a company relating to a prior Marketing Agreement.  The note bears interest at prime rate plus 4%, compounded daily.  The interest rate is adjusted annually as of the beginning of the year based upon the prime rate at the end of the previous calendar year.  The security deposit was initially due in August 2003.  On January 1, 2006, the Company entered into a forbearance agreement with the lender wherein the lender has agreed to receive only 50% of the principal amount of $500,000 in 5 installments starting on March 1, 2006 through December 31, 2006.  On September 20, 2006, the forbearance agreement was amended wherein the  last two payments of $75,000 each which were due  on  or before September 30, 2006 and December 31, 2006  were now due in full on or before December 31, 2006.   The forbearance agreement provided that so long as there is no default on the payments, the lender shall forgive the balance and related interest  on the debt.   Payments were made by the Company in accordance with the terms of the forbearance agreement and as such, the principal and related interest waived by the lender amounting to $821,129 was recognized as a gain on settlement of debt during the year ended October 31, 2007.
	$-	$-	$-	$-	$650,000	$1,000,000
10% note payable to a corporation, due September 2003, interest paid in full at date incurred, and principal due in full at maturity, not collateralized. The note is currently past due.	75,442	75,442	75,442	75,442	75,442	75,442
7.5% note payable to a corporation, due November 2007, payments of principal and interest of $2,996 due monthly, collateralized by demo trailer and skid. This note was fully paid as of October 31, 2008.	-	-	-	5,936	28,955	61,402

Convertible notes bearing an interest rate of 12%, compounded monthly and a conversion price of $0.15 per share payable to various individuals, principal and interest due at maturity. Collateralized by liens on the Company’s assets. Maturity dates are May 26, June 1, and July 26, 2007. Convertible notes issued to related parties amounted to $1,600,000 for all years presented. The convertible notes are currently past due.	2,375,000	2,375,000	2,375,000	2,175,000	2,175,000	2,175,000
Less unamortized discount on convertible notes	-	(3,908)	(19,203)	-	(612,932)	(1,146,159)
	2,450,442	2,446,534	2,431,239	2,256,378	2,316,465	2,165,685
Less current maturities	2,450,442	2,446,534	2,200,442	2,256,378	2,310,529	1,107,889
	$-	$-	$230,797	$-	$5,936	$1,057,796

During fiscal year 2008, the Company issued two convertible notes amounting to $200,000.  The noteholders also received 666,666 warrants to purchase the Company’s stock at an exercise price of $0.15 and a term of 2 years.  The relative fair value of the warrants was measured using the Black-Scholes Option Pricing Model and recorded as a debt discount, which was amortized over the life of the debt using the effective interest method. The total discount recorded was $29,006.  The related amortization expense for the years ended October 31, 2010, 2009 and 2008 was $3,908, $15,295 and $9,803, respectively.  The related amortization expense for the quarterly periods in 2010 and 2009, were as follows:

	2010	2009
Nine months ended July 31 Six months ended April 30 Three months ended January 31	$3,908 3,908 2,646	$11,168 7,251 3,531

The convertible debt was evaluated for a beneficial conversion feature, at which time it was concluded that there was none.

Certain convertible notes issued in 2005 and 2004 totaling to $575,000 were amended to extend their maturity dates to June 1, 2008.   One convertible note amounting to $50,000 was further amended to extend the maturity date to January 1, 2010.  The amendments were evaluated under the guidance for debt modification and it was determined that the modifications were not substantial.

A total of 7,250,000 stock warrants were granted with the convertible notes issued in 2005 and 2004.  These warrants have an exercise price of $0.15 and a term of 3 years.  The relative fair value of the warrants amounting to $690,115 was measured using the Black-Scholes Option Pricing Model and was recorded as a debt discount. The convertible debt was also evaluated for a beneficial conversion feature, at which time it was concluded that a beneficial conversion feature amounting to $717,381 existed which was also recorded as a debt discount.   The discounts recorded are amortized over the term of the debt using the effective interest method.  The related amortization expense for the years ended October 31, 2010, 2009, 2008, 2007, 2006 and 2005 was $0, $0, $0, $612,932, $533,227, $261,337, respectively.

We analyzed these convertible notes and the warrants issued for derivative accounting consideration and determined that derivative accounting is not applicable for these debts.

Short-term debt

The balance as of October 31, 2007 represent borrowings obtained by Agribiofuels from related parties totaling to $2,053,700.  These loans bear annual interest of 12% and have short-term maturities.  Loan payments made in fiscal 2007 amounted to $510,060.

On June 1, 2010, the Company issued a promissory note to a third party for $55,000.  The note bears an annual interest of 10% and matured on July 16, 2010.  The note was fully paid as of October 31, 2010.

Bridge note payable

In March of 2002, the Company entered into a private placement. In May of 2002, a financing source on behalf of the Company completed the minimum funding ($800,000) requirement under a $2,000,000 private placement with Odyssey Capital. The bridge loan is a secured promissory note bearing interest at 12%, compounded monthly, with an initial maturity of December 16, 2002. The note was extended twice to December 31, 2003 and then to December 31, 2004. The debt instruments are convertible at the option of the holder to $0.001 par value common stock at $0.20 per share (trading price during March of 2002). In the event of default, the interest rate on the debt will increase to the maximum allowed by law in Texas (18 percent).  During January 2005, the note of $1,725,417 and accrued interest of $561,048 were converted into 11,101,900 shares of stock.

NOTE F – COMMON STOCK

Fiscal 2010

On various dates in fiscal 2010, the Company issued 3,320,000 common shares to directors, employees and consultants for services valued at $105,050 based on the grant-date quoted market value of the Company’s stock.

The Company sold 75,000 common shares for cash proceeds of $12,500.

Fiscal 2009

In August 2009, the Company issued 1,535,000 common shares to directors, employees and consultants for services valued at $61,400 based on the grant-date quoted market value of the Company’s stock.

 Fiscal 2008

On various dates in fiscal 2008, the Company issued 1,100,000 common shares to directors, employees and consultants for services valued at $56,000 based on the grant-date quoted market value of the Company’s stock.

Fiscal 2007

In August 2007, the Company issued 42,500 common shares to a consultant for services valued at $6,800 based on the grant-date quoted market value of the Company’s stock.

Fiscal 2006

During 2006, the Company issued 813,151 shares to settle $216,840 of deferred salaries owed to former officers.  This resulted in the Company recording a gain on the settlement of such liabilities of $29,814.

Fiscal 2005

During fiscal 2005, the Company issued shares of common stock as follows:

a)	11,101,900 shares and 2,953,205 shares in satisfaction of debt, $1,725,417 and $375,000 and related accrued interest of $561,048 and $339,429 respectively.
b)
4,040,000 shares in the form of restricted stock to participating directors, officers and employees in accordance with the Company’s Restricted Stock Program of which 2,000,000 shares correspond to the 2004 fiscal year agreement, as further described in Note G.

c)	682,301 shares to settle the Guaranteed Investment Contract (“GIC”) as described in Note H.
d)	461,936 shares and paid $19,987 to settle $194,028 of deferred salaries owed to current and former employees. This resulted in a gain on debt extinguishment of $127,847.

NOTE G – WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK PROGRAM

Warrants

During the year ended October 31, 2008, the Company issued 666,666 warrants in conjunction with the issuance of the 12% convertible notes.   The warrants vested immediately, have an exercise price of $0.15 and a term of 2 years. The relative fair value of the warrants on the date of issuance was recorded as a discount to the debt and is amortized over the life of the debt using the effective interest method.

During the year ended October 31, 2005, the Company issued 7,250,000 warrants in conjunction with the issuance of the 12% convertible notes.  The warrants vested immediately, have an exercise price of $0.15 and a term of 3 years.  The relative fair value of the warrants on the date of issuance was recorded as a discount to the debt and is amortized over the life of the debt using the effective interest method.

The Company has valued the above warrants using the Black-Scholes pricing model.  Variables used in the valuation include (1) discount rate ranging from 1.63% to 4%; (2) warrant life of 2 and 3 years; (3) expected volatility ranging from 127% to 346% and (4) zero expected dividends.

No warrants were exercise in fiscal years 2005 through 2010.

A summary of warrant activities is set forth below:

	Warrants	Weighted-average exercise price	Weighted-average remaining term (in years)	Intrinsic value
Outstanding at October 31, 2004	-
Issued	7,250,000	$0.15	3
Expired	-
Outstanding and exercisable at October 31, 2005	7,250,000	0.15	2.74	$725,000
Outstanding and exercisable at October 31, 2006	7,250,000	0.15	1.73	942,500
Outstanding and exercisable at October 31, 2007	7,250,000	0.15	0.6	-
Issued	666,666	0.15
Expired	(7,250,000)	0.15
Outstanding and exercisable at October 31, 2008	666,666	0.15	1.23	-
Outstanding and exercisable at October 31, 2009	666,666	0.15	0.23	-
Expired	666,666
Outstanding and exercisable at October 31, 2010	-	-	-	-

Options

The Company also grants stock options to employees for services rendered.  The stock options are also nonqualified for income tax purposes.

In March 2005, the Company issued options to the employees who were not executive officers totaling 1,225,000 shares with an exercise price $0.20.  No compensation expense was recognized on the grant date.

A summary of options activities is set forth below:

	Options	Weighted-average exercise price	Weighted-average remaining term (in years)	Intrinsic Value
Outstanding at October 31, 2004	-
Issued	1,225,000	$0.20	10
Expired	-
Outstanding and exercisable at October 31, 2005	1,225,000	0.20	9.36	$61,250
Outstanding and exercisable at October 31, 2006	1,225,000	0.20	8.36	98,000
Outstanding and exercisable at October 31, 2007	1,225,000	0.20	7.36	-
Outstanding and exercisable at October 31, 2008	1,225,000	0.20	6.36	-
Outstanding and exercisable at October 31, 2009	1,225,000	0.20	5.36	-
Outstanding and Exercisable at October 31, 2010	1,225,000	0.20	4.36	-

Restricted stock program

The Company issues shares of IPRC common stock in the form of restricted stock to participating directors, officers and employees.  The restricted stock generally has a vesting period before issuance during which   time it is subject to forfeiture if the participants’ employment is terminated.  Once issued, the stock sale is restricted under rule 144.  Unearned compensation expense associated with restricted stock grants represents the market value of IPRC common stock at the dated of grant and is recognized as a charge to income ratably over the vesting period.

During fiscal year 2004, the Company granted 2,000,000 shares issued to consultants with a weighted average fair market value of $.10 per share. The compensation charge for the year ended October 31, 2004 was $200,000.  These shares were issued during fiscal year 2005.

During fiscal year 2005, the Company awarded and issued 2,040,000 shares with a weighted average fair market value of $.105 per share. The compensation charge for the year ended October 31, 2005 was $214,000.

There were no issuances of restricted stock under the restricted stock program in fiscal years from 2006 through 2010.

NOTE H − GUARANTEED INVESTMENT CONTRACT

In July 2001, a shareholder and former member of the Board of Directors purchased 200,000 shares of the Company's common stock and a Guaranteed Investment Contract ("GIC") from the Company for $100,000. The GIC entitles the shareholder a 20 times the rate of return over a period of seven years through 2008 amounting to $2,000,000. The investment was secured by a third position lien on certain equipment of the Company. The Company may repay this investment, which matures on July 18, 2008, together with the related rate of return earned to that date, less the market value of the common stock at the repayment date, any time after July 18, 2002.  In April 2005, this GIC agreement was terminated and settled. The Company issued an additional 682,301 shares of common stock, which had a fair value of $88,699 on the date the agreement was executed as settlement of the related liability. The holder agreed to terminate the GIC and release his lien position.  The Company recognized a gain on extinguishment of debt from this transaction of $378,630 which represents the difference between the fair value of the shares and the amount of liability extinguished.

NOTE I –    NONCONTROLLING INTEREST

The following table reconciles equity attributable to the noncontrolling interest related to Agribiofuels:

	October 31
	2008	2007	2006	2005

Balance, beginning of year	$2,572,702	$2,759,024	$1,320,777	$-
Capital contribution	-	1,429,440	3,800,000	1,500,000
Net loss attributable to noncontrolling interests	-	(1,615,762)	(2,361,753)	(179,223)
Deconsolidation of Agribiofuels	(2,572,702)	-	-	-
Balance, end of year	$-	$2,572,702	$2,759,024	$1,320,777

The noncontrolling interest represents the members who hold 80% of Agribiofuel’s equity.  IPRC owns a 20% interest in Agribiofuels but exercised control through a management agreement with the latter.  The management agreement requires IPRC to provide, among others, certain general business, financial consultation and advice and management services to Agribiofuels in connection with the operation of its business and to provide technology and training in operating Microwave Separation Technology (“MST”) in the manufacture of biodiesel product.  As a result, Agribiofuels was consolidated with IPRC through January 25, 2008 (the deconsolidation date) pursuant to the consolidation requirements applicable to variable interest entities.

Effective January 25, 2008, the management agreement was terminated and Agribiofuels was deconsolidated from IPRC.

NOTE J – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  As of October 31, 2010, the Company has generated approximately $17,800,000 of net operating loss (“NOL”) carry forwards which will expire in the years 2013 through 2030.  Internal Revenue Code section 382 (“Section 382”) restricts the use of these net operating losses in future periods if the Company has a “substantial change in ownership” as defined by Section 382.  The Company has had significant equity transactions in both the current and prior periods.  Due to this equity activity and the restrictions resulting under Section 382, most of the Company’s NOLs may not be available to offset future taxable income.  The Company has fully reserved the deferred tax asset resulting from the net operating loss carry forwards.

Deferred tax asset consisted primarily of the following:

	October 31
	2010	2009	2008	2007	2006	2005

Net operating loss carry forward	$6,055,237	$5,792,108	$5,567,213	$5,296,190	$5,393,275	$5,350,918
Valuation allowance	(6,055,237)	(5,792,108)	(5,567,213)	(5,296,190)	(5,393,275)	(5,350,918)
	$-	$-	$-	$-	$-	$-

NOTE K – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have advanced or loaned funds to the Company needed to support its daily operations.

The Company had related party transactions relating to the following:

d)
Non-interest bearing advances from the Company’s CEO and a director starting in fiscal year 2008.  The outstanding balance of such advances as of October 31, 2010, 2009 and 2008 amounted to $107,332, $139,254 and $30,900, respectively.

e)	Management fees billed to and collected from Agribiofuels that were not eliminated in consolidation amounting to $272,800 for the year ended October 31, 2008.

f)
An entity owned by the CEO and former CFO of IPRC provided benefits to certain employees utilizing a professional employment organization (“PEO”).  Also, the employees covered were paid a portion of their salaries through the PEO Company.  The outstanding balance from this related party as of October 31, 2007, 2006 and 2005 amounted to $146,610, $51,423 and $0, respectively.  In fiscal year 2008, due to the deconsolidation of Agribiofuels, the above arrangement was terminated and the remaining liability of $35,790 was forgiven and written off to additional paid in capital.

NOTE L – TECHNICAL SERVICES AGREEMENT

In August 2009, the Company entered into a technical services agreement with Petroleo Brasileiro S.A. (“Petrobras”) which required IPRC to operate the MST 150 unit at a refinery in Brazil and conduct various tests of emulsions as determined by the technical staff of Petrobras for a total consideration of $1,154,650, which shall be paid to IPRC in 4 installments upon acceptance by Petrobas of the required pre-test and technical progress reports. Upon acceptance of the 3 required IPRC technical reports, additional payments would be made from Petrobras to IPRC.  Upon completion, Petrobras has the option to purchase the MST 150 mobile demonstration unit and various MST units of various capacities for set prices.

NOTE M – LITIGATION AND CONTINGENCIES

Agribiofuels was party to a suit, Cause No. 2006-59731; Agribiofuels, LLC vs. Petrogas Process Systems, Inc., et al.; In the 133rd Judicial District Court of Harris County, Texas.  The litigation arose from a purchase order which Agribiofuels submitted to Petrogas Process Systems, Inc. (“Petrogas”) for the purchase of two biodiesel reactor modules.  Subsequent to the submittal of this purchase order and a $750,000 initial payment, Petrogas refused to comply with the specifications submitted by Agribiofuels.  As a result of this refusal, Agribiofuels demanded the return of its initial payment, which Petrogas failed to do.  Agribiofuels filed a suit against Petrogas and related parties on September 20, 2006, claiming breach of contract, fraud, Texas Deceptive Trade Practice Act violations, and tortuous inference with prospective relations and unjust enrichment.  In the alternative, Agribiofuels sought rescission of the contract.  Agribiofuels’ claims give rise to potential claims for attorney’s fees, treble damages, lost profits, interest and costs.  As a result of the suit filed, Agribiofuels recorded a loss of $750,000 representing a full valuation allowance on the deposit on fiscal year 2006.

The case was discontinued in 2008 due to the uncertainty of being able to secure any financial recovery from the other party and to avoid the additional costs associated with proceeding with a trial.

From time to time the Company may become involved in litigation in the ordinary course of business. At the present time the Company’s management is not aware of any such litigation.

The Company is not aware of any environmental claims existing as of December 31, 2010, 2009, 2008, 2007 and 2006, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE N – SUBSEQUENT EVENTS

In February 2011, the Company granted a total of 1,550,000 common shares to directors and an employee.

On April 4, 2011, due to delays associated with the original shipment and customs release of the MST 150 unit, the technical services agreement with Petrobras was amended to include an additional payment of $281,000 to IPRC to cover additional expenses incurred as a result of the delay.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PETROLEUM RECOVERY CORPORATION
Dated:	October 20, 2011

		By:	/s/ Alan Springer
Alan Springer
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan Springer	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director and Chairman	October 20, 2011
Alan Springer

/s/ James Hammond	Director	October 20, 2011
James Hammond