Form 10-Q
period 2011-01-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2012-04-09
CIK 1020448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-21169

IMPERIAL PETROLEUM RECOVERY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	76-0529110
(I.R.S. Employer Identification Number)

4747 Research Forest Dr.; Suite 180-257
The Woodlands, Texas 77381	(713) 542-7440
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

(Title of Each Class)

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☐  Yes     ☑  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes     ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☑ No

The number of shares of common stock outstanding as of April 4, 2012:  Common Stock, $0.001 Par Value — 48,428,180 shares

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 31, 2011

-

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q or in other materials we have filed or will file with the SEC are forward-looking in nature as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements that relate to the effects of economic conditions; the availability of capital; the dependence on key customers; competitive conditions; and the various risks associated with developing and marketing a new process/technology which could cause actual results to differ materially from those expressed in or implied by the statements herein.

Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control and certain of which are listed above. Any or all of the forward-looking statements included in this Form 10-Q may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions, in some cases based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, or as a consequence of known or unknown risks and uncertainties. Consequently, neither our shareholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those anticipated by us.

All forward-looking statements made in this Form 10-Q are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Form 10-Q will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise.

Item 1.  Financial Statements

Imperial Petroleum Recovery Corporation
Balance Sheets
(Unaudited)

	January 31	October 31
ASSETS	2011	2010
Current assets
Cash and cash equivalents	$6,415	$64,927
Accounts receivable	144	144
Total current assets	6,559	65,071

Property and equipment, net	204,350	225,293
Intangible assets, net	19,097	20,944
Other assets	-	115,450
Total assets	$230,006	$426,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$244,705	$244,773
Accrued liabilities	2,664,606	2,500,269
Advances-related party	110,014	107,332
Current maturities of long-term debt, net of discount	2,450,442	2,450,442
Total current liabilities	5,469,767	5,302,816

Stockholders' Deficit
Common stock, par value $0.001; authorized 100,000,000 shares; 46,928,180 shares issued and outstanding	46,929	46,929
Additional paid-in capital	15,591,396	15,591,396
Accumulated deficit	(20,878,086)	(20,514,383)
Total stockholders’ deficit	(5,239,761)	(4,876,058)
Total liabilities and stockholders’ deficit	$230,006	$426,758

See accompanying notes to unaudited financial statements

Imperial Petroleum Recovery Corporation
Statements of Operations
(Unaudited)

	For the three months ended January 31
	2011	2010

Operating expenses
Selling, general and administrative expenses	$252,631	$91,345
Depreciation and amortization expense	22,790	22,511
Total operating expenses	275,421	113,856

Loss from operations	(275,421)	(113,856)

Interest expense	(88,282)	(91,181)
Net loss	$(363,703)	$(205,037)

Loss per share
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding
Basic and diluted	46,928,180	43,575,680

See accompanying notes to unaudited financial statements

Imperial Petroleum Recovery Corporation
Statements of Cash Flows
(Unaudited)

	For the three months ended January 31
	2011	2010

Cash flows from operating activities:
Net loss	$(363,703)	$(205,037)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	22,790	22,511
Amortization of debt discount	-	2,646
Changes in operating assets and liabilities:
Accounts receivable	-	184,759
Other assets	115,450	-
Accounts payable	(68)	(68,500)
Accrued liabilities	164,337	161,452
Net cash provided by (used) in operating activities	(61,194)	97,831

Cash flows from financing activities:
Advances from (payments to) related parties, net	2,682	(68,847)

Net increase (decrease) in cash and cash equivalents	(58,512)	28,984
Cash and cash equivalents at beginning of period	64,927	46
Cash and cash equivalents at end of period	$6,415	$29,030

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	-	-
Income taxes	-	-

See accompanying notes to unaudited financial statements

Imperial Petroleum Recovery Corporation
Notes to Financial Statements
(Unaudited)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

1.	Organization

Imperial Petroleum Recovery Corporation, a Nevada corporation, incorporated in 1982 (“we”, “our”, “IPRC” or the “Company”) commenced operations in the fiscal year 1995 and is committed to developing and marketing a proprietary oil sludge remediation process and microwave separation technology equipment (MST units) that use high energy microwaves to separate water, oil and solids.

2.	Basis of presentation

The accompanying unaudited interim financial statements and notes for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnote disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 2011.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

4.	Recently adopted accounting standards

No new accounting pronouncements issued or effective has had, or is expected to have, a material impact on the Company’s financial statements.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses and has an accumulated deficit of $20,878,086 as of January 31, 2011 and a negative working capital of $5,463,208 as of the same date.  The Company generated any r revenues during the quarter and continues to be dependent on its ability to generate future revenues, positive cash flows and additional financing. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment at January 31 and October 31 consist of the following:

	2011	2010
Building and improvements	$2,790	$2,790
Machinery and equipment	558,366	558,366
Demonstration equipment	783,300	783,300
Transportation equipment	49,450	79,703
Furniture, fixtures and office equipment	79,703	79,703
	1,473,609	1,473,609
Less – accumulated depreciation	(1,269,259)	(1,248,316)
	$204,350	$225,293

Depreciation and amortization expense for the three months ended January 31, 2011 and 2010 amounted to $22,790 and $22,511, respectively.

NOTE D –STOCK OPTIONS

There were no stock options granted, expired or cancelled during the three months ended January 31, 2011.  As of January 31, 2011, there were a total of 1,225,000 stock options outstanding with a weighted average exercise price of $0.20, a weighted average remaining term of 4.11 years and zero intrinsic value.

NOTE E – RELATED PARTY TRANSACTIONS

The Company has related party transactions relating to non-interest bearing advances from the Company’s CEO and a director.  The Company received net advances of $2,682 during the three months ended January 31, 2011.  The outstanding balance of such advances as of January 31, 2011 amounted to $110,014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

Imperial Petroleum Recovery Corporation (“Company” or “IPRC”) was founded in 1990 as a Nevada corporation.  Since 1995 our primary business has been the development, marketing and distribution of our microwave separation technology (“MST”).  The Company’s offices are located in The Woodlands, Texas.  Our common stock currently listed for quotation on the Pink OTC Markets, Inc. Pink Exchange under the trading symbol “IREC”.

We are a provider of microwave technology to the petroleum and energy industries.  We have developed a proprietary, patented process using high-energy microwaves, MST, which is designed to treat and eliminate hydrocarbon emulsions.  Our goal is to become a leader in developing and marketing innovative commercial radio frequency (“RF”) energy applications, including MST, that can be used within the petroleum, energy and other industries to treat emulsions containing oil, water, and solids, using our patented technology to recover the oil, enhance process efficiency and improve our customers’ financial performance.

Since 2009 we decided to refocus our technology to the use by oil and gas refineries.  Between January 2008 and August 2009 our operations were nominal.  In August 2009, IPRC entered into a technical service agreement with Petroleo Barsileiro S.A. (“Petrobras”) pursuant to which IPRC agreed to provide a 16 month demonstration project of the MST technology at various locations throughout Brazil. The technical services agreement with Petrobras provided that IPRC would operate a MST 150 unit at a refinery in Brazil and to conduct various tests of emulsions as determined by the technical staff of Petrobras.

During our last fiscal year, discussions began with a local engineering company in Houston, Texas – an established equipment fabricator with separate construction, engineering and logistics divisions providing support since 1989 to the energy industry.  This company was also the fabricator for various MST units that were sold and leased to ExxonMobil and Petrobras for recent projects.  During our last fiscal year, it became clear that a new target market was emerging in Texas, Pennsylvania, Arkansas, North Dakota, Colorado and other locations in the US and throughout the world that involved using water under very high pressure to dislodge oil and gas deposits deep underground.  This process also goes by the term “Fracking Oil and Gas Wells”.  The major attraction for IPRC is the MST could be used to remove bacteria and pathogens from the water allowing it to be reused.  Since these oil deposits are located in remote areas where there is very little water; having the ability to reuse the up to 4 million gallons of water needed to “Frack” a single well presents a clear strategic advantage for the Company.

Liquidity and Capital Resources

At January 31, 2011, the Company has current assets of $6,559, current liabilities of $5,469,767, and a working capital deficit of $5,463,208.  We have no credit facilities.

During fiscal 2011 we did not receive any cash from the sale of our debt or equity. The Company has no other sources of financing and will continue to rely on cash flow from our contracts, as well as best efforts equity, equity equivalent, or debt financings and borrowings from shareholders. There are no additional commitments from or assurances that we will be able additional capital on terms favorable to the Company or at all.  Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt on our ability to continue as a going concern.

Results of Operations

Quarter Ended January 31, 20110 Compared to the Quarter Ended January 31, 2010

Revenues for the quarter ended January 31, 2011 totaled $0, which was the same as the quarter ended January 31, 2010.

Operating expenses for the first quarter ended dated January 31, 2011 was $275,421, an increase of $161,565 compared to the quarter ended January 31, 2010.  The increase was due to additional costs associated with the Petrobras agreement.

Interest expense decreased by $2,899 for the quarter ended January 31, 2011 compared to the quarter ended January 31, 2010.  The decrease was related to full amortization of the debt discount due to the maturity of the $200,000 convertible notes in fiscal year 2010.

The above mentioned factors resulted in a net loss for the quarter ended January 31, 2011 of $363,703 compared to a net loss of $205,037 for the quarter ended January 31, 2010.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses and has an accumulated deficit of $20,878,086 as of January 31, 2011 compared to $20,514,383 as of January 31, 2010 and a negative working capital of $5,463,208 as of the same date.  The Company generated no revenue during the first quarter of 2011. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Contractual Obligations

The Company currently has no long term contractual obligations other than Mr. Springer’s employment agreement that provides for an annual salary of $324.000 and expires in February 2014.

Off Balance Sheet Arrangements

The Company does not have any off-balance-sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).

Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were not effective as of January 31, 2011 due to a lack of segregation of duties, an overreliance on consultants in the accounting and financial reporting process and the inability to file its annual and quarterly financial statements and periodic reports with the SEC on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed under item 1 of the Company’s Form 10-K filed with the United States Securities and Exchange Commission on October 20, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6.    Exhibits

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

10.1	Form of Note Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K filed with the Commission of December 1, 2005).

10.2
Form of Registration Right Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K filed with the Commission of December 1, 2005).

10.3	Form of Warrant Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed with the Commission of December 1, 2005).

10.4
Technical Services Agreement between Petroleo Brasileiro S.A. – Petrobras and IPRC dated 2009 (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed with the Commission of October 20, 2011).

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K filed with the Commission of December 1, 2005).

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. (1)

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PETROLEUM RECOVERY CORPORATION
Dated:	April 4, 2012

		By:	/s/ Alan B. Springer
Alan B. Springer
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan B. Springer	Principal Executive Officer and Principal Financial Officer	April 4, 2012
Alan B. Springer

/s/ James Hammond	Director	April 4, 2012
James Hammond