Form 10-Q
period 2011-04-30
IMPERIAL PETROLEUM RECOVERY CORP
filed 2012-04-09
CIK 1020448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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
For the Quarter Ended April 30, 2011

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

Item 1.  Financial Statements

Imperial Petroleum Recovery Corporation
Balance Sheets
(Unaudited)

	April 30	October 31
ASSETS	2011	2010
Current assets
Cash and cash equivalents	$6,906	$64,927
Accounts receivable	144	144
Total current assets	7,050	65,071

Property and equipment, net	183,916	225,293
Intangible assets, net	17,250	20,944
Other assets	-	115,450
Total assets	$208,216	$426,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$244,705	$244,773
Accrued liabilities	2,877,255	2,500,269
Advances-related party	182,763	107,332
Current maturities of long-term debt, net of discount	2,450,442	2,450,442
Total current liabilities	5,755,165	5,302,816

Stockholders' Deficit
Common stock, par value $0.001; authorized 100,000,000 shares; 48,478,180 and 46,928,180 shares issued and outstanding as of April 30, 2011 and October 31, 2010, respectively	48,479	46,929
Additional paid-in capital	15,636,346	15,591,396
Accumulated deficit	(21,231,774)	(20,514,383)
Total stockholders’ deficit	(5,546,949)	(4,876,058)
Total liabilities and stockholders’ deficit	$208,216	$426,758

See accompanying notes to unaudited financial statements

Imperial Petroleum Recovery Corporation
Statements of Operations
(Unaudited)

	For the three		For the six
	months ended April 30,		months ended April 30,
	2011	2010	2011	2010

Operating expenses
Selling, general and administrative expenses	$246,003	$141,162	$498,634	$232,507
Depreciation and amortization expense	22,281	22,511	45,071	45,022
Total operating expenses	268,284	163,673	543,705	277,529

Loss from operations	(268,284)	(163,673)	(543,705)	(277,529)

Interest expense	(85,404)	(87,852)	(173,686)	(179,033)

Net loss	$(353,688)	$(251,525)	$(717,391)	$(456,562)

Loss per share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic and diluted	47,681,771	43,594,714	47,681,771	43,584,986

See accompanying notes to unaudited financial statements

Imperial Petroleum Recovery Corporation
Statements of Cash Flows
(Unaudited)

	For the six months ended April 31
	2011	2010

Cash flows from operating activities:
Net loss	$(717,391)	$(456,562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	45,071	45,022
Share-based compensation	46,500	-
Amortization of debt discount	-	3,908
Changes in operating assets and liabilities:
Accounts receivable	-	184,759
Other assets	115,450	-
Accounts payable	(68)	(68,500)
Accrued liabilities	376,986	329,292
Net cash provided by (used) in operating activities	(133,452)	37,919

Cash flows from financing activities:
Proceeds from sale of stock	-	12,500
Advances from (payments to) related parties, net	75,431	(47,440)
Net cash provided by (used in) financing activities	75,431	(34,940)

Net increase (decrease) in cash and cash equivalents	(58,021)	2,979
Cash and cash equivalents at beginning of period	64,927	46
Cash and cash equivalents at end of period	$6,906	$3,025

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	-	-
Income taxes	-	-

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the six months ended April 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 2011.

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

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses and has an accumulated deficit of $21,231,774 as of April 30, 2011 and a negative working capital of $5,748,115 as of the same date.  The Company generated any r revenues during the quarter and continues to be dependent on its ability to generate future revenues, positive cash flows and additional financing. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment at April 30 and October 31 consist of the following:

	2011	2010
Building and improvements	$2,790	$2,790
Machinery and equipment	558,366	558,366
Demonstration equipment	783,300	783,300
Transportation equipment	49,450	49,450
Furniture, fixtures and office equipment	79,703	79,703
	1,473,609	1,473,609
Less – accumulated depreciation	(1,289,693)	(1,248,316)
	$183,916	$225,293

Depreciation and amortization expense for the six months ended April 30, 2011 and 2010 amounted to $45,071 and $45,022, respectively.

NOTE D – COMMON STOCK

On February 1, 2011, the Company issued 1,550,000 common shares to directors and an employee for services valued at $46,500 based on the grant-date quoted market value of the Company’s stock.

NOTE E –STOCK OPTIONS

There were no stock options granted, expired or cancelled during the six months ended April 30, 2011.  As of April 30, 2011, there were a total of 1,225,000 stock options outstanding with a weighted average exercise price of $0.20, a weighted average remaining term of 3.86 years and zero intrinsic value.

NOTE F – RELATED PARTY TRANSACTIONS

The Company has related party transactions relating to non-interest bearing advances from the Company’s CEO and a director.  The Company received net advances of $75,431 during the six months ended April 30, 2011.  The outstanding balance of such advances as of April 30, 2011 amounted to $182,763.

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

Liquidity and Capital Resources

At April 30, 2011, the Company has current assets of $7,050, current liabilities of $5,755,165, and a working capital deficit of $5,748,115.  We have no credit facilities.

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

Results of Operations

Three Months Ended April 30, 20110 Compared to the Three Months Ended April 30, 2010

Revenues for the three months ended April 30, 2011 totaled $0, which was the same as the three months ended April 30, 2010.

Operating expenses for the three months ended April 30, 2011 was $268,284, an increase of $104,611 compared to the three months ended April 30, 2010.  The increase was due to the additional costs associated with the Petrobras agreement.

Interest expense decreased by $2,448 for the three months ended April 30, 2011 compared to the three months ended April 30, 2010.   The decrease was related to full amortization of the debt discount due to the maturity of the $200,000 convertible notes in fiscal year 2010.

The above mentioned factors resulted in a net loss for the three months ended April 30, 2011 of $353,688 compared to a net loss of $251,525 for the three months ended April 30, 2010.

Six Months Ended April 30, 20110 Compared to the Six Months Ended April 30, 2010

Revenues for the six months ended April 30, 2011 totaled $0, which was the same as the six months ended April 30, 2010.

Operating expenses for the six months ended dated April 30, 2011 was $543,705, an increase of $266,176 compared to the six months ended April 30, 2010.  The increase was due to the additional costs associated with the Petrobras agreement.

Interest expense decreased by $5,347 for the six months ended April 30, 2011 compared to the six months ended April 30, 2010.  The decrease was related to full amortization of the debt discount due to the maturity of the $200,000 convertible notes in fiscal year 2010.

The above mentioned factors resulted in a net loss for the six months ended April 30, 2011 of $717,391 compared to a net loss of $456,562 for the six months ended April 30, 2010.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses and has an accumulated deficit as of $21,231,774 as of April 30, 2011 compared to $20,514,383 as of April 30, 2010 and a negative working capital of $5,748,115 as of April 30, 2011.  The Company generated no revenue during the second quarter of 2011. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Contractual Obligations

The Company currently has no long term contractual obligations other than Mr. Springer’s employment agreement that provides for an annual salary of $324,000 and expires in February 2014.

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

Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were not effective as of April 30, 2011 due to a lack of segregation of duties, an overreliance on consultants in the accounting and financial reporting process and the inability to file its annual and quarterly financial statements and periodic reports with the SEC on a timely basis.

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

10.5
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