Form 10-Q
period 2011-07-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2012-04-10
CIK 1020448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2011

or

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Each Class)

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes       No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large Accelerated Filer	 Accelerated Filer

 Non-Accelerated Filer (Do not check if a smaller reporting company)	 Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No

The number of shares of common stock outstanding as of April 4, 2012:  Common Stock, $0.001 Par Value — 51,277,596 shares

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 31, 2011

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

Item 1.  Financial Statements

Imperial Petroleum Recovery Corporation
Balance Sheets
(Unaudited)

	July 31	October 31
ASSETS	2011	2010
Current assets
Cash and cash equivalents	$4,129	$64,927
Accounts receivable	144	144
Total current assets	4,273	65,071

Property and equipment, net	163,481	225,293
Intangible assets, net	15,933	20,944
Other assets	-	115,450
Total assets	$183,687	$426,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$262,462	$244,773
Accrued liabilities	2,984,258	2,500,269
Advances-related party	81,474	107,332
Current maturities of long-term debt, net of discount	2,450,442	2,450,442
Total current liabilities	5,778,636	5,302,816

Stockholders' Deficit
Common stock, par value $0.001; authorized 100,000,000 shares; 48,478,180 and 46,928,180 shares issued and outstanding as of April 30, 2011 and October 31, 2010, respectively	48,479	46,929
Additional paid-in capital	15,636,346	15,591,396
Accumulated deficit	(21,279,774)	(20,514,383)
Total stockholders’ deficit	(5,594,949)	(4,876,058)
Total liabilities and stockholders’ deficit	$183,687	$426,758

See accompanying notes to unaudited financial statements

Imperial Petroleum Recovery Corporation
Statements of Operations
(Unaudited)

	For the three		For the nine
	months ended July 31		months ended July 31
	2011	2010	2011	2010

Revenues	$281,000	$-	$281,000	$-

Operating expenses
Selling, general and administrative expenses	218,966	124,214	717,600	356,721
Depreciation and amortization expense	21,752	22,511	66,823	67,533
Total operating expenses	240,718	146,725	784,423	424,254

Income (loss) from operations	40,282	(146,725)	(503,423)	(424,254)

Interest expense	(88,282)	(89,508)	(261,968)	(268,541)

Net loss	$48,000	$(236,233)	$(765,391)	$(692,795)

Loss per share
Basic and diluted	$0.00	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	48,478,180	44,553,702	47,950,158	43,909,320

See accompanying notes to unaudited financial statements

Imperial Petroleum Recovery Corporation
Statements of Cash Flows
(Unaudited)

	For the nine months ended July 31
	2011	2010

Cash flows from operating activities:
Net loss	$(765,391)	$(692,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	66,823	67,533
Share-based compensation	46,500	58,800
Amortization of debt discount	-	3,908
Changes in operating assets and liabilities:
Accounts receivable	-	184,759
Other assets	115,450	-
Accounts payable	17,689	(68,500)
Accrued liabilities	483,989	500,050
Net cash provided by (used in) operating activities	(34,940)	53,755

Cash flows from financing activities:
Proceeds from sale of stock	-	12,500
Advances from (payments to) related parties, net	(25,858)	(62,081)
Net cash used in financing activities	(25,858)	(49,581)

Net increase (decrease) in cash and cash equivalents	(60,798)	4,174
Cash and cash equivalents at beginning of period	64,927	46
Cash and cash equivalents at end of period	$4,129	$4,220

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	-	-
Income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities
Cancellation of previous stock issuance	-	43

See accompanying notes to consolidated financial statements

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the nine months ended July 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 2011.

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

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses and has an accumulated deficit of $21,279,774 as of July 31, 2011 and a negative working capital of $5,774,363 as of the same date.  The Company generated any r revenues during the quarter and continues to be dependent on its ability to generate future revenues, positive cash flows and additional financing. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment at July 31 and October 31 consist of the following:

	2011	2010
Building and improvements	$2,790	$2,790
Machinery and equipment	558,366	558,366
Demonstration equipment	783,300	783,300
Transportation equipment	49,450	49,450
Furniture, fixtures and office equipment	79,703	79,703
	1,473,609	1,473,609
Less – accumulated depreciation	(1,310,128)	(1,248,316)
	$163,481	$225,293

Depreciation and amortization expense for the nine months ended July 31, 2011 and 2010 amounted to $66,823 and $67,533, respectively.

NOTE D – COMMON STOCK

On February 1, 2011, the Company issued 1,550,000 common shares to directors and an employee for services valued at $46,500 based on the grant-date quoted market value of the Company’s stock.

NOTE E –STOCK OPTIONS

There were no stock options granted, expired or cancelled during the nine months ended July 31, 2011.  As of July 31, 2011, there were a total of 1,225,000 stock options outstanding with a weighted average exercise price of $0.20, a weighted average remaining term of 3.61 years and zero intrinsic value.

NOTE F – RELATED PARTY TRANSACTIONS

The Company has related party transactions relating to non-interest bearing advances from the Company’s CEO and a director.  The Company made net payments of $25,858 for such advances during the nine months ended July 31, 2011.  The outstanding balance of such advances as of  April 31, 2011 amounted to $81,474.

NOTE G – TECHNICAL SERVICES AGREEMENT

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

On April 4, 2011, due to delays associated with the original shipment and customs release of the MST 150 unit, the technical services agreement with Petrobras was amended to include an additional payment of $281,000 to IPRC to cover additional expenses incurred as a result of the delay.  This payment was received during the three months ended July 31, 2011 and recognized as revenue during the period.

NOTE H – SUBSEQUENT EVENTS

In December 2011, convertible notes amounting to $150,000 and the related accrued interest were converted to 1,633,150 common shares at $0.15 per share.

In January 2012, 166,666 shares were issued in connection with the exercise of warrants for a total consideration of $25,000.

In January 2012, a convertible note amounting to $100,000 and the related accrued interest were converted to 999,600 common shares at $0.15 per share.

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

Liquidity and Capital Resources

At July 31, 2011, the Company has current assets of $4,129, current liabilities of $5,778,636, and a working capital deficit of $5,774,363.  We have no credit facilities.

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

Results of Operations

Three Months Ended July 31, 20110 Compared to the Three Months Ended July 31, 2010

Revenues for the three months ended July 31, 2011 totaled $281,000, compared to $0 revenues for the three months ended July 31, 2010.

Operating expenses for the three months ended dated July 31, 2011 was $240,718, an increase of $93,993 compared to the three months ended July 31, 2010.  The increase was due to the additional costs associated with the Petrobras agreement.

Interest expense decreased by $1,226 for the three months ended July 31, 2011 compared to the three months ended July 31, 2010.

The above mentioned factors resulted in a net loss for the three months ended July 31, 2011 of $48,000 compared to $236,233 for the three months ended July 31, 2010.

Nine Months Ended July 31, 20110 Compared to the Nine Months Ended July 31, 2010

Revenues for the nine months ended July 31, 2011 totaled $281,000, compared to $0 revenues for the nine months ended July 31, 2010.

Operating expenses for the nine months ended dated July 31, 2011 was $784,423, an increase of $360,169 compared to the nine months ended July 31, 2010.  The increase was due to the additional costs associated with the Petrobras agreement.

Interest expense decreased by $6,573 for the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010.  The decrease was related to full amortization of the debt discount due to the maturity of the $200,000 convertible notes in fiscal year 2010.

The above mentioned factors resulted in a net loss for the nine months ended July 31, 2011 of $765,391 compared to a net loss of $692,795 for the nine months ended July 31, 2010.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses and has an accumulated deficit as of $21,279,774 as of July 31, 2011 compared to $$20,514,383 as of July 31, 2010 and a negative working capital of $5,774,363 as of July 31, 2011.  The Company generated $281,000 during the first three quarters of 2011 which was driven by the receipt of revenue from Petrobras. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

IMPERIAL PETROLEUM RECOVERY CORPORATION
Dated:	April 10, 2012

		By:	/s/ Alan B. Springer
Alan B. Springer
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan B. Springer	Principal Executive Officer and Principal Financial Officer	April 10, 2012
Alan B. Springer

/s/ James Hammond	Director	April 10, 2012
James Hammond