Form 10-K
period 2011-10-31
IMPERIAL PETROLEUM RECOVERY CORP
filed 2012-12-05
CIK 1020448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2011
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-21169

IMPERIAL PETROLEUM RECOVERY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	76-0529110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4747 Research Forest Drive; Suite 180-257
The Woodlands, Texas 77381	(713) 542-7440
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

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☑ No

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed fiscal year ending October 31, 2011:  $1,452,845

The number of shares of common stock outstanding as of October 31, 2012:  Common Stock, $0.001 Par Value 51,227,477 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

ANNUAL REPORT ON FORM 10-K
For the Year Ended October 31, 2011

EXPLANATORY NOTE

Imperial Petroleum Recovery Corporation (“IPRC”, the “Company”, “we,” “us” or “our”) is filing this  Annual Report on Form 10-K for the fiscal year ended October 31, 2011 in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This is our second periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

Included in this Form 10-K are the Company’s audited financial statements for the fiscal year ended October 31, 2011 which have not been previously filed with the SEC. This Form 10-K should be read together and in connection with the other reports filed by us with the SEC for a comprehensive description of our current financial condition and operating results. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place through the date of filing of this annual report with the SEC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K or in other materials we have filed or will file with the SEC are forward-looking in nature as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements that relate to the effects of economic conditions; the availability of capital; the dependence on key customers; competitive conditions; and the various risks associated with developing and marketing a new process/technology which could cause actual results to differ materially from those expressed in or implied by the statements herein.

Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control and certain of which are listed above. Any or all of the forward-looking statements included in this Form 10-K and in any other materials incorporated by reference herein may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions, in some cases based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, or as a consequence of known or unknown risks and uncertainties. Many of the risks and uncertainties mentioned in this Form 10-K, such as those discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our shareholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those anticipated by us.

All forward-looking statements made in this Form 10-K are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Form 10-K will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise. However, we may make further disclosures regarding future events, trends and uncertainties in our subsequent reports on Forms 10-K, 10-Q and 8-K to the extent required under the Exchange Act. The above cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business include factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed above or in Item 3. Legal Proceedings below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us.

PART I

Item 1.	Business

General

IPRC was founded in 1990 as a Nevada corporation.  Since 1995 our primary business has been the development, marketing and distribution of our Microwave Separation Technology.  The Company’s offices are located in The Woodlands, Texas.  Our common stock currently listed for quotation on the Pink OTC Markets, Inc. Pink Exchange under the trading symbol “IREC”.

We are a provider of microwave technology to the petroleum, energy, renewable and companies that provide environmental services.  We have developed a proprietary, patented process using high-energy microwaves, called Microwave Separation Technology (“MST”), which is designed to treat and eliminate hydrocarbon emulsions.  Our goal is to become a leader in developing and marketing innovative commercial radio frequency (“RF”) energy applications that can be used within the petroleum, energy and other industries to treat emulsions containing oil, water, and solids, using our patented technology to recover the oil, eliminate harmful bacteria in water; enhance process to increase efficiency and improve our customers’ financial performance.

In 2010 we determined it was in best interest of IPRC to focus its business on using its MST technology in the water purification and remediation industries.  In connection therewith, IPRC located their operations to the site of a fabricator and logistics company located in Houston, Texas servicing many different energy and oil services companies throughout the world.  This location enabled us to conduct demonstrations of the MST technology to interested parties and from June 2010 through October 2011 over 35 demonstrations were performed to dozens of companies consisting of oil emulsions and also the treatment of both marine bilge and “Frac” water; e.g., water used in the drilling of wells in several locations in the United States.

As previous reported IPRC entered into a technical service agreement with Petroleo Barsileiro S.A. (“Petrobras”) pursuant to which IPRC agreed to provide a 16 month demonstration project of the MST technology in Brazil. The technical services agreement with Petrobras provided that IPRC would operate a MST 150 unit at a refinery in Brazil and to conduct various tests of emulsions as determined by the technical staff of Petrobras.  Midway through the project Petrobras requested we redesign the demonstration unit on site and reconfigure the demonstration skid with a full patented applicator.  This change was accomplished in September 2010 and the test continued until it was completed in November 2011.  The final payment of $202,388 was received in August 2012.

Fiscal Year 2011 Events and Recent Developments

Equity Awards.  In February 2011, IPRC awarded Alan Springer 1,000,000 shares of common stock and James Hammond 350,000 shares of common stock.  IPRC also issued to Ryan Boulware, Director of Operations 200,000 shares of common stock for services rendered in conjunction with the Petrobras project on-site in Brazil

During January 2012 three note holders elected to convert their Convertible Notes which were in default – into shares of common stock.  The first note holder agreed to exercise his warrant conversion provisions and paid an additional $25,000 for an additional 166,666 shares which were subsequently issued to him along with 635,570 shares of common stock representing his original note of $50,000 plus accrued interest.  A second note holder converted his note for $100,000 and accrued interest and received 997,461 shares of common stock.  The third note holder converted his note for $100,000 and accrued interest and received 999,600 shares of common stock.   There remains $2,125,000 of convertible notes that are in default which are being resolved through legal proceedings.  Additional details are contained in “Note K” of this report.

Expiration of Warrants.   All warrants associated with the original convertible notes from 2005-2008 expired during the fiscal year ended October 31, 2010.  None of these warrants were exercised.

Capital Raise.  There was no other capital raised during FY2011.

Our Current Business

General

We currently offer MST primarily to the oil field and energy industries but we have expanded the use of MST to treating emulsions in the marine industry for processing of Marine Bilge and now to treating the bacteria and pathogens used in “Frac” water emulsions.  MST technology uses RF to separate water and oil emulsions. Emulsions are homogenous mixtures of oil and water components (or other normally immiscible components).

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

Each MST system includes the following components:

•	A patented microwave applicator;
•	A microwave transmitter;
•	Waveguides and auto tuner;
•	Instrumentation and computer automation;
•	Pumps and drives if required;
•	And safety monitors and failsafe interlocking systems

The Company offers its products for sale or lease directly to end-users or can provide the services to a third party company that provides services to an established oil services company.   Some potential clients have requested we provide an MST that is significantly “user friendly” and essentially could be managed by their staff on-site with a simple “on-off switch”; a dial to set the power level and a temperature guide.  These changes can be incorporated into our design and we plan on producing such a unit for a customer in FY2013.

Marine Industry

The provisional patent for the use of MST in marine on-board systems was originally filed in July 2006.   The Marine Industry is being tasked by the EPA and other State agencies to improve the efficiency of bilge water handling aboard large ships.  Bilge water is a mixture of water and a very small percentage of oil that probably is inadvertently diverted from the engine.  Companies that have ships typically try to have systems on-board to capture this small percentage of oil (<1%) so that they avert the risk of heavy fines should the bilge with oil be accidentally discharged since it causes significant environmental problems.  Our additional efforts have been successful and IPRC’s provisional patent for treating marine emulsion wastes was granted in July 2012 and will provide patent protection for the next 20 years.

“FRAC Water” Industry

The opportunities for treating “Frac” water are potentially very lucrative since water is a valuable resource and in very short supply in some locations that is experiencing resurgence in oil drilling – such as the Eagle Ford area of Texas.  Environmental agencies are concerned that used “Frac” water if re-injected into oil wells could potentially damage the water aquifers by introducing bacteria or pathogens from the oil wells that is carried in the Frac water.  These concerns are serious and many different companies have introduced technology to reduce or eliminate these harmful components in the “Frac” water so the water could be reused.

IPRC tested samples of Frac Water from many different wells from different locations and subjected the material to microwave energy between 30KW and 60KW for up to 30 seconds.  The sample results were then sent to an independent lab for evaluation and certification.  The results of the lab were then recorded and a provisional patent was submitted on December 11, 2011 to the US Patent Office (Docket No. 0023662.010US) through our patent attorney Locke Lord LLP.  Since the provisional patent was awarded we have reviewed the technology and are in the process of incorporating several changes to the process and continuing discussions with several important clients.

Research and Development

Our research and development costs for the fiscal year ended October 31, 2011 was nominal.  We incurred limited research and development costs for the first years ended October 31, 2011 relating to the patents secured for the Marine Bilge discussed above and for filing the provisional patent for treating Frac Water also discussed above.

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

We currently have two Letters of Intents (LOI) with foreign entities who have expressed interest in forming Joint Ventures with IPRC to market the technology overseas.  We expect to make final announcements of these efforts in early 2013.

Currently, we have only leased two MST units and sold one MST unit.  However, there are more than 700 oil refineries worldwide, with 149 of these located in the United States. Each is a potential customer of the Company.  The Company’s marketing strategy is to:

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

Frac Water Industry

Now that we have secured a provisional patent for using our technology to treat “Frac Water” we are pursuing several different clients who have a great need for re-using the Frac water in their operations to avoid the costs of disposal as well as the transportation costs associated with trucking in fresh water supplies.  We believe a solution to the “Frac Water” debate is “MST is a solution to avoid pollution”.  By incorporating MST into the Frac water industry, the end-user can re-use up to 80% of their existing used “Frac” water because the MST may kill up to 98% of all the bacteria and pathogens in the water thereby allowing the water to be re-injected into the wells.

Protection of Intellectual Property

The technology used in the MST process is proprietary.  The Company has been issued three United States patents to protect its design, has 1 patent for the use of MST in the marine industry and two provisional patents in the production of biodiesel and treatment of Frac water.  IPRC may seek additional patents in the future.  There can be no assurance that any future patent applications will result in patents being issued. Likewise, there can be no assurance that the Company’s patents will afford protection against competitors with similar technology.  In addition, there can be no guarantee that the patents will not be infringed upon, designed around by others, or challenged and held to be invalid or unenforceable.  Proprietary rights relating to the Company's products and processes generally will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets.  In the absence of patent protection, competitors who independently develop substantially equivalent technology may adversely affect the Company’s business.

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

Employees

As October 31, 2011, we had 2 full time employees and 4 part time consultants.

Where You Can Find Additional Information

You may access and read our SEC filings, including this Form 10-K, through the SEC’s website (http:www.sec.gov).  This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.  This registration statement, including the exhibits and schedules filed as a part of the registration statement, may be inspected at the public reference facility maintained by the SEC at its public reference room 100 F Street NE, NW, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office.  You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Additionally, we will provide copies of any of this information free of charge upon written request to, Imperial Petroleum Recovery Corporation., Investor Relations, 4747 Research Forest Drive; Suite 180-257, The Woodlands, TX,  77381.  We also maintain information about our company on our website, www.irpc.com.

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

Risks Associated with our Company

Currently we are in discussions with four major parties for additional capital in the form of equity investments and the sale or lease of our MST units.  We currently have sufficient capital on-hand for approximately 18 months of operation.  If we do not complete contracts with any of these leading prospects within that time, we would either need to raise funds from third parties, lease or sale or technology to another third party or reduce or curtail operations.  Currently, we have contracts being considered for third party funding and the sale of our technology totaling approximately $8,600,000.

 Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profitable operations in the future.

We have incurred losses since our inception resulting in an accumulated deficit of $21,456,365 as of October 31, 2011.   As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and to obtain the necessary financing and equity to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise funds to meet our obligations, we will become further insolvent and would eventually have to cease business operations.

Through October 2011 we derived all of our revenues from foreign sales, which pose additional risks including economic, political and other uncertainties.

All of our revenue in FY2011 has been from the Petrobras Agreement, which is related to the use of MST technology in Brazil. We believe that export sales will remain a significant percentage of our revenue. Our sales contracts are denominated in U.S. dollars. Fluctuations in foreign exchange rates could make it more difficult for our overseas customers to meet their U.S. dollar obligations. In addition, sales of our products to customers operating in foreign countries that experience political/economic instability or armed conflict could result in difficulties in delivering and installing complete seismic energy source systems within those geographic areas and receiving payment from these customers. Furthermore, restrictions under the Foreign Corrupt Practices Act or similar legislation in their countries, or trade embargoes or similar restrictions imposed by the U.S. or other countries could limit our ability to do business in certain foreign countries. These factors could materially adversely affect our results of operations and financial condition.

There can be no assurance the Company will successfully implement its plans.

For the fiscal year ended October 31, 2011 we had net losses of $941,982.  Our accumulated deficit at October 31, 2011 was $21,456,365.  There may be losses in the future periods.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business which seeks to obtain funds to finance its operations in a highly competitive environment.  There can be no assurance that we will successfully implement any of its plans in a timely or effective manner or that we will ever be profitable.

We have a history of losses and expect to continue to incur losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

We had $281,000 in gross revenues during the fiscal year ended October 31, 2011, related solely to the Petrobras agreement.  As of October 31, 2011, the Company had cash of $10,951.  The Company's current burn rate is approximately $20,000 per month.   As the operations of the Company continue to ramp up, our burn rate could be expected to increase to $28,000 per month.  There can be no assurance that the Company’s operations will be able to generate sufficient capital from operations.  Further, there can be no assurance that the Company will be able to raise sufficient funds from financings to fund its working capital requirements, or if financings occur, that they would be completed on terms favorable to the Company.  Failure to raise necessary working capital will cause us to curtail operations.

We have a limited operating history on which to base an evaluation of our business.

Any investment in us should be considered a high-risk investment because investors will be placing funds at risk in a development stage business with unforeseen costs, expenses, competition, a history of operating losses and other problems. Investors should not invest in us unless they can afford to lose their entire investment.  Your investment must be considered in light of the risks, expenses, and difficulties encountered in establishing a new technology in a highly competitive and mature industry.  We anticipate that we might well continue to incur operating costs without realizing any profits for the foreseeable future.

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

Since January 2008 we do not have insurance coverage against operating hazards, including product liability claims and personal injury claims related to our products and services. As a result, there is a remote possibility we could be impacted by the outcome of pending litigation as well as unexpected litigation or proceedings. Whenever possible, we obtain agreements from customers that limit our liability, however such agreements do not provide complete protection against losses and risks.  In the event we are subject to litigation or liabilities arising from our products or services, our business, operating results and financial condition could be materially adversely affected.

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

We failed to file our Annual Reports on Form 10-K for the fiscal year ended October 31, 2011 and our Quarterly Reports on Form 10-Q for the periods ended January 31, 2012, April 30, 2012 and July 31, 2012.  Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act.  Our failure to timely file those and possibly future periodic reports with the SEC could subject us to enforcement action by the SEC and shareholder lawsuits.  Any of these events could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders.  Additionally, our failure to file our past periodic reports and future periodic reports has resulted in and could result in investors not receiving adequate information regarding the Company with which to make investment decisions.

We do not expect to be able to access the public U.S. capital markets until all of our periodic reporting with the SEC is up to date.

We will be unable to register our common stock with the SEC to access the U.S. public securities markets until we have filed our prior periodic reports and financial statements with the SEC. This precludes us from raising debt or equity financing in registered transactions in the U.S. public capital markets to support growth in our business plan.  We expect to be current with the SEC with the filing of our FY2012 10-K on or about December 15, 2012.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

As of the fiscal year ended October 31, 2011, our primary address was 4747 Research Forest Drive, Suite 180-257, The Woodlands, Texas 77381.

Item 3.  Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. There are current legal proceedings and claims are currently pending against us or involve the Company which, in the opinion of the management of the Company, could reasonably be expected to have a material adverse effect on its business or financial condition.   Further information is contained in “Note J” in this filing.

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

Fiscal Year 2011	High	Low
Quarter ended October 31, 2011	$0.04	$0.02
Quarter ended July 31, 2011	$0.03	$0.01
Quarter ended April 30, 2011	$0.04	$0.02
Quarter ended January 31, 2011	$0.08	$0.01

Fiscal Year 2010	High	Low
Quarter ended October 31, 2010	$0.05	$0.02
Quarter ended July 31, 2010	$0.07	$0.01
Quarter ended April 30, 2010	$0.70	$0.02
Quarter ended January 31, 2010	$0.08	$0.01

On October 31, 2011, the last reported bid quotation of our common stock on the OTC:PK was $0.04 per share. There were approximately 750 shareholders as of October 31, 2011.

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

The following table sets forth for each of our equity compensation plans, the number of shares of our common stock subject to outstanding stock options and stock rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of October 31, 2011, and 2010:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans, Excluding Securities Reflected in Column (a) (c)
As of October 31, 2011:
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	3,714,120
Total	-	-	3,714,120

As of October 31, 2010:
Equity compensation plans approved by security holders	-	-
Equity compensation plans not approved by security holders	-	-	3,714,120
Total	-	-	3,714,120

Recent Sales of Unregistered Securities

None

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

Plan of Operation

We completed the current transaction with Petrobras and will continue to market our MST technology in the oil and gas and marine industries and to strive to become current in our SEC filings.

 Our only revenue since January 2008 was earned from our agreement with Petrobras, which was entered into in August 2009 and ended on November 30, 2011.

Liquidity and Capital Resources

At October 31, 2011, the Company has current assets of $10,951, current liabilities of $5,938,969 and a working capital deficit of $5,928,018.  We have no credit facilities.  During FY2011 we received $281,000 in revenues from our contract with Petrobras.  In FY2012 we received $202,388 from our contract with Petrobras.   Other than salary under Mr. Springer’s employment agreement, the Company does not contemplate any other material operations in the near future.

During fiscal 2010, we received cash of $12,500 from the sale of our unregistered, restricted common shares in a private placement. The Company has no other sources of financing and will continue to rely on best efforts equity, equity equivalent, or debt financings and borrowings from shareholders. There are no additional commitments from or assurances that we will be able additional capital on terms favorable to the Company or at all.  Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt about our ability to continue as a going concern.

Results of Operations

Fiscal Year Ended October 31, 2011 Compared to Fiscal Year Ended October 31, 2010

Revenues for the fiscal year ended October 31, 2011 totaled $281,000, a decrease of $65,395 or 19% compared to the fiscal year ended October 31, 2010.  The decrease was due to less revenue earned pursuant to the Petrobras agreement.

Gross Profit for the fiscal year ended dated October 31, 2011 was $281,000, a decrease of $65,395 or 19% compared to the fiscal year ended October 31, 2010.  The decrease was due to less revenue earned pursuant to the Petrobras agreement.

Operating expenses for the fiscal year ended October 31, 2011 increased by $205,369 or 27% compared to the fiscal year ended October 31, 2010.   These operating expenses consist of selling, general and administrative expenses and depreciation expenses.  The selling, general and administrative expenses for fiscal year ended October 31, 2011 increased by $205,653 or 30%.  The increase was due to the increase in costs associated with the Petrobras agreement.

Other expenses decreased by $106,705 or 30% for the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010.  Other expenses consist of interest expenses associated with our interest on outstanding convertible notes.

The above mentioned factors resulted in net loss for the fiscal year ended October 31, 2011 of $941,982 compared to net loss of $777,923 for the fiscal year ended October 31, 2010.

 Lastly, the Company did not recognize any income related to the extinguishment of debt, the sale of assets or other income in the fiscal year ended October 31, 2011 and 2010.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses and has an accumulated deficit as of $21,456,365 as of October 31, 2011 and a negative working capital of $5,928,018 as of the same date.  The Company generated modest revenues in its operations in 2011 and the Company continues to be dependent on its ability to generate future revenues, positive cash flows and additional financing. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Contractual Obligations

The Company currently has no long term contractual obligations other than an employment agreement with Mr. Springer.

Off Balance Sheet Arrangements

For the fiscal year ended October 31, 2011 the Company did not have any off-balance-sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.   Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated herein by reference to Imperial Petroleum Recovery Corporation’s Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-K.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2011, Alan Springer, our principal executive officer and principal financial officer evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, Alan Springer, in his capacity as our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of October 31, 2011. Mr. Springer based his determination upon the untimely filing of our 10-K for the year ending October 31, 2011 and our 10-Q reports for the periods ended January 31, 2012, April 30, 2012 and July 31, 2012.

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

Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting. As of October 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and Commission guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

            Based on that assessment, management concluded that such internal controls and procedures were not effective as of October 31, 2011 and that a material weakness in internal control over financial reporting existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following internal control over financial reporting deficiency that represented a material weakness as of October 31, 2011:

Control Environment. The Company did maintain an effective overall control environment, which is the foundation for effective internal control over financial reporting.    Additionally during this period, the Company did maintain a limited number of financial and accounting staff personnel with the appropriate level of accounting knowledge and experience in order to timely provide accurate and reliable financial statements of the Company that were prepared and reviewed in accordance with GAAP.

Until our material weaknesses are remediated, there is a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis.  We have engaged experienced financial and accounting consultants to assist in the preparation of the financial statements for the periods covered by this Form 10-K, as well as the Company’s other delinquent periodic reports. We expect to engage new, experienced accounting and finance employees to oversee the accounting function on a go-forward basis.

Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as identified in this Form 10-K, the Company believes that the financial statements contained in this Form 10-K, fairly and accurately present the financial position, results of operations and cash flows for the year ended October 31, 2011.

Changes in Internal Control Over Financial Reporting

During the period covered by this 10-K, there were no changes in our internal control over financial reporting, other than the material weakness as described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Management and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of the date of this Form 10-K:

Name	Age	Position(s) With the Company
Alan B. Springer	67	Chairman and Chief Executive Officer
James Hammond	76	Director

Alan B. Springer.  Mr. Springer has served as a director of the Company since April 2003.  Mr. Springer assumed the role of Chairman of the Board and Chief Executive Officer in of 2004.Mr. Springer graduated from the University of Akron with a Bachelor of Science in industrial management and from the University of Utah with an MBA.  Postgraduate studies include the Naval Post Graduate School in Monterey, California and the Air War College in Montgomery, Alabama both during his career with the Department of Defense.  Formerly he was a Vice President and Chief Financial Officer at IKON Office Solutions from 1994 – 1998.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Act”) requires the Company’s executive officers and directors and any persons who own beneficially more than 10% of the Company’s Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) as well as to furnish the Company with a copy of each such report.  Additionally, SEC regulations require the Company to identify in its proxy statement and Annual Report on Form 10-K those individuals for whom one or more of these reports required under Section 16 was not filed on a timely basis during the most recent fiscal year or prior fiscal years.  Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal years ended October 31, 2011, and 2010, except as follows:

Name	Form Type	Number of late reports	Number of transactions reported late
Alan B. Springer	4	4	4
James Hammond	4	4	4

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees.  This is available on our web site at www.iprc.com.

Item 11.   Executive Compensation

The following tables contain compensation data for our named executive officers as of the fiscal years ended October 31, 2011 and 2010:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards	All Other Compensation	Total
Alan B. Springer Chief Executive Officer	2011	$325,000	-	$30,000	-	-	$355,00
	2010	$316,667	-	$59,000	-	-	$375,667

James Hammond	2011		-	$10,500	-	-	$10,500
	2010		-	-	-	-	$-

Employment Agreements

Effective Feb 8, 2008, IPRC and Alan Springer, Chairman and chief executive officer of the Company, entered into a new three year employment agreement.  Mr. Springer’s base salary was increased to $275,000, with another increase to $325,000 per year effective on the third anniversary of the new employment agreement.   The Agreement specified that if operations are not sufficient to generate sufficient cash flow to meet all payroll obligations, the gross amount will be accrued and paid in full when funding is available.  The employment was extended per Board Approval in February 2012 for an additional three years.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Referred Shareholder Matters.

As of October 31, 2011, 48,478,180 shares of common stock were issued and outstanding.  The following table sets forth, as of October 18, 2011, certain information with respect to shares beneficially owned by: (a) each person who is known to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each director or nominee for director, (c) each named executive officers, and (d) all current directors and executive officers as a group.

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

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  The address of each of the individuals listed is 4747 Research Forest Drive, Suite 180-257, The Woodlands, Texas 77381, except where footnoted.

	Shares Beneficial Owned
Beneficial Owner	Shares of Common Stock	Percent of Class
Named Executive Officers and Directors
Alan B. Springer	6,000,000	12.38%
James Hammond	2,770,544	5.72%

All current directors and executive officers as a group (2 persons)	8,770,544	18.1%

Beneficial Owners of more than 5% of our common stock
All Safe, LLC	6,670,205	13.77%

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The Company had related party transactions relating to the following:

a)
Non-interest bearing advances from the Company’s CEO and a director starting in fiscal year 2008.  The outstanding balance of such advances as of October 31, 2011, and 2010 amounted to $61,542 and $107,332, respectively.

Item 14.   Principal Accounting Fees and Services

In July 2012, the Audit Committee approved LBB & Associates Ltd., LLP (“LBB”) to be IPRC’s independent registered public accounting firm for the fiscal year ended October 31, 2011 to audit the financial statements of IPRC and to make a report thereon to the stockholders and the Board of Directors.

	October 31, 2011	October 31, 2010
Audit fees	$10,000	$7,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
	$10,000	$7,500

In the above table, in accordance with the Commission’s definitions and rules, Audit fees are related to the audit of IPRC’s annual financial statements for the years ended October 31, 2011 and 2010. The aggregate fees billed for each of the two fiscal years for audit fees by MaloneBailey, LLP was $10,000 and $7,500, respectively.   “Tax Fees” would be fees for tax compliance, tax analysis, tax advice and tax planning

The Audit Committee pre-approved all audit services and non-auditing services to be performed by the independent auditor. Such pre-approval was given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor, on an individual basis or pursuant to policies and procedures established by the Audit Committee in accordance with Section 2-01 of Regulation S-X of the Commission.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) and (c) Financial Statements and Schedules. Reference is made to the “Index to Financial Statements” filed as part of this Annual Report.

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

10.1	Management Agreement, effective August 1, 2005, between IPRC and Agribiofuels, LLC(incorporated by reference to Exhibit 10.13 to the Company's 10K filed with the Commission of December 1, 2005).

10.2	Form of Note Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.15 to the Company's 10K filed with the Commission of December 1, 2005).

10.3	Form of Registration Right Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.16 to the Company's 10K filed with the Commission of December 1, 2005).

10.4	Form of Warrant Agreement, executed in 2005, between IPRC and investors (incorporated by reference to Exhibit 10.17 to the Company's 10K filed with the Commission of December 1, 2005).

10.5	Strategic Marketing Manufacturing and Technology Licensing Agreement (incorporated by reference to Exhibit 10.18 to the Company's 10K filed with the Commission of December 1, 2005).

10.6	Technical Services Agreement between Petroleo Brasileiro S.A. – Petrobras and IPRC dated 2009 (1)

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company's 10K filed with the Commission of December 1, 2005).

31.1 and 31.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. (1)

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. (1)

(1) Filed herewith

INDEX TO FINANCIAL STATEMENTS
Pages

Reports of Independent Registered Public Accounting Firms	F-24

Financial Statements:

Balance Sheets as of October 31, 2011 and 2010	F-26

Statements of Operations for the years ended October 31, 2011 and 2010	F-27

Statements of Changes in Stockholders’ Deficit for the years ended October 31, 2011 and 2010	F-28

Statements of Cash Flows for the years ended October 31, 2011 and 2010	F-29

Notes to Financial Statements	F-30

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Imperial Petroleum Recovery Corporation
The Woodlands, Texas

We have audited the accompanying balance sheet of Imperial Petroleum Recovery Corporation (the “Company”) as of October 31, 2011, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Petroleum Recovery Corporation as of October 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
October 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Imperial Petroleum Recovery Corporation
Woodlands, Texas

We have audited the accompanying balance sheet of Imperial Petroleum Recovery Corporation and its Subsidiaries  (collectively the “Company”) as of October 31, 2010 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Petroleum Recovery Corporation as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
October 19, 2011

IMPERIAL PETROLEUM RECOVERY CORPORATION
BALANCE SHEETS
OCTOBER 31, 2011 AND 2010
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,951	$64,927
Accounts receivable	-	144
Total current assets	10,951	65,071

Property and equipment, net	143,047	225,293
Intangible assets, net	13,431	20,944
Other assets	-	115,450
TOTAL ASSETS	$167,429	$426,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$372,031	$244,773
Accrued liabilities	2,213,253	1,869,427
Accrued liabilities – related party	917,143	630,842
Advances – related parties	61,542	107,332
Current maturities of long-term debt, net of discount	2,375,000	2,450,442
Total current liabilities	5,938,969	5,302,816

TOTAL LIABILITIES	5,938,969	5,302,816

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; 100,000,000 shares authorized;
48,478,180 and 46,928,180 shares issued and outstanding at
October 31, 2011 and 2010, respectively	48,479	46,929
Additional paid-in capital	15,636,346	15,591,396
Accumulated deficit	(21,456,365)	(20,514,383)
Total Stockholders' Deficit	(5,771,540)	(4,876,058)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$167,429	$426,758

See accompanying notes to financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 2011 AND 2010

	2011	2010

Revenues	$281,000	$346,395
Cost of revenues	-	-
Gross profit	281,000	346,395

OPERATING EXPENSES:
Selling, general and administrative expenses	881,878	676,225
Depreciation and amortization expense	89,760	90,044
TOTAL OPERATING EXPENSES	971,638	766,269

LOSS FROM OPERATIONS	(690,638)	(419,874)

OTHER INCOME(EXPENSE)
Gain on write-off of debt and accrued liabilities	121,500	-
Interest expense	(372,844)	(358,049)
Total other income (expense)	(251,344)	(358,049)

NET LOSS	$(941,982)	$(777,923)

LOSS PER SHARE-BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	48,083,248	42,138,029

See accompanying notes to financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION
STATEMENTS OF STOCHOLDERS’ DEFICIT
YEARS ENDED OCTOBER 31, 2011 AND 2010

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated (Deficit)	Totals

Balance at October 31, 2009	43,575,680	$43,577	$15,477,198	$(19,736,460)	$(4,215,685)
Issuance of common stock for services	3,320,000	3,320	101,730	-	105,050
Issuance of common stock for cash	75,000	75	12,425	-	12,500
Cancellation of shares	(42,500)	(43)	43	-	-
Net Loss	-	-	-	(777,923)	(777,923)
Balance at October 31, 2010	46,928,180	46,929	15,591,396	(20,514,383)	(4,876,058)
Issuance of common stock for services	1,550,000	1,550	44,950	-	46,500
Net Loss	-	-	-	(941,982)	(941,982)
Balance at October 31, 2011	48,478,180	$48,479	$15,636,346	$(21,456,365)	$(5,771,540)

See accompanying notes to financial statements.

IMPERIAL PETROLEUM RECOVERY CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(941,982)	$(777,923)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	89,760	90,044
Stock-based compensation	46,500	105,050
Amortization of debt discount	-	3,908
Gain on write-off of debt and accrued liabilities	(121,500)	-
Changes in assets and liabilities:
Accounts receivable	144	184,759
Other assets	115,450	(69,279)
Accounts payable	127,257	(68,500)
Accrued liabilities – related party	286,300	207,561
Accrued liabilities	389,885	408,683
Net cash provided by (used in) operating activities	(8,186)	84,303

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	12,500
Proceeds from short-term debt	-	55,000
Advances from (payments to) related parties, net	(45,790)	(31,922)
Principal payments on short-term debt	-	(55,000)
Net cash provided by (used in) financing activities	(45,790)	(19,422)

Net change in cash	(53,976)	64,881
CASH AT BEGINNING YEAR	64,927	46

CASH AT END OF YEAR	$10,951	$64,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Net cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of previous stock issued	$-	$43

See accompanying notes to financial statements.

 IMPERIAL PETROLEUM RECOVERY CORPORATION
Notes to Financial Statements

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.     Organization and business activity

Imperial Petroleum Recovery Corporation ( “IPRC”), a Nevada corporation, incorporated in 1982 commenced operations in the fiscal year 1995 and is committed to developing and marketing a proprietary oil sludge remediation process and microwave separation technology equipment (MST units) that use high energy microwaves to separate water, oil and solids.

2.     Basis of Accounting

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations have been reflected herein.

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

4.     Reclassifications

Certain reclassifications have been made to the 2010 financial statements in order to conform to the 2011 financial statements presentation. These reclassifications have no impact on net loss.

5.     Cash and cash equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less at the date of purchase.  At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks.  The Company has not experienced any losses related to these deposits.

8.     Property and equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method and commences when the asset is placed in service. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Upon the sale of an asset, the cost and related accumulated depreciation are removed from the balance sheet, and any gains or losses on those assets are reflected in the accompanying statements of operations of the respective period.

IMPERIAL PETROLEUM RECOVERY CORPORATION
Notes to Financial Statements

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

10.     Impairment of long-lived assets

We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

•	significant decrease in the market price of the asset;

•	a significant change in the extent or manner in which the asset is being used;

•	a significant change in the business climate that could affect the value of the asset;

•	a current period loss combined with projection of continuing loss associated with use of the asset;

•	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

We continually evaluate whether such events and circumstances have occurred. When such events or circumstances exist, the recoverability of the asset's carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our long-lived assets, we may incur charges for impairment in the future.

During 2011 and 2010 there was no impairment of long-lived assets.

IMPERIAL PETROLEUM RECOVERY CORPORATION
Notes to Financial Statements

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The carrying value reflected in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short-term borrowings approximate fair value due to the short-term nature of these items. Management believes that long-term debt bears interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value

12.     Revenue recognition

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

IMPERIAL PETROLEUM RECOVERY CORPORATION
Notes to Financial Statements

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

13.     Allowance for Doubtful Accounts

The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. The company reviews its accounts receivable balances by customer for accounts greater than 90 days old and makes a determination regarding the collectibility of the accounts based on specific circumstances and the payment history that exists with such customers. The company also takes into account its prior experience, the customer's ability to pay and an assessment of the current economic conditions in determining the net realizable value of its receivables. The company also reviews its allowances for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, the company believes that its allowances for doubtful accounts fairly represent the underlying collectibility risks associated with its accounts receivable.

14.     Research and development

Research and development costs are expensed as incurred.

15.     Income taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

16.     Stock-based compensation

Stock-based compensation expense is recorded for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

17.     Earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. The dilutive effect of our convertible notes is computed using the if-converted method, which assumes conversion at the beginning of the year.

For the years ended October 31, 2011 and 2010, common stock equivalents related to the convertible notes, warrants and options were not included in the denominators of the diluted earnings (loss) per share as their effect would be anti-dilutive.

IMPERIAL PETROLEUM RECOVERY CORPORATION
Notes to Financial Statements

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

18.     Concentration of credit risk

We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits.  We have not experienced any such losses in these accounts.  Substantially all of our revenue is derived from one customer.

19.     Recently Adopted Accounting Standards

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses and has an accumulated deficit as of $21,456,365 as of October 31, 2011 and a negative working capital of $5,928,018 as of the same date.  The Company generated minimal revenues in its operations in 2011 and the Company continues to be dependent on its ability to generate future revenues, positive cash flows and additional financing. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. These factors raise substantial doubt about the company’s ability to continue as going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment at October 31 consist of the following:

	2011	2010
Buildings and improvements	$2,790	$2,790
Machinery and equipment	558,366	558,366
Demonstration equipment	783,300	783,300
Transportation equipment	49,450	49,450
Furniture, fixtures and office equipment	79,703	79,703
Total property and equipment	1,473,609	1,473,609
Less – accumulated depreciation	(1,330,562)	(1,248,316)
Property and equipment, net	$143,047	$225,293

Depreciation expense was $82,246 and $82,265 for the years ended October 31, 2011 and 2010, respectively.

The holders of the Company’s convertible notes have first lien on all assets except for second lien on Microwave Separation Technology Equipment.

IMPERIAL PETROLEUM RECOVERY CORPORATION
Notes to Financial Statements

NOTE D – DEBT

Long-term debt

Long-term debt at October 31consisted of the following:

	2011	2010
10% note payable to a corporation, due September 2003, interest paid in full at date incurred, and principal due in full at maturity, not collateralized.	$-	$75,442
Convertible notes bearing an interest rate of 12%, compounded monthly and a conversion price of $0.15 per share payable to various individuals, principal and interest due at maturity. There are unsecured with maturity dates of December 3, 2009 and March 12, 2010. The convertible notes are currently past due.	200,000	200,000
Convertible notes bearing an interest rate of 12%, compounded monthly and a conversion price of $0.15 per share payable to various individuals, principal and interest due at maturity. Collateralized by liens on the Company’s assets. Maturity dates are May 26, June 1, and July 26, 2007. Convertible notes issued to related parties amounted to $1,600,000 for all years presented. The convertible notes are currently past due.	2,175,000	2,175,000
Total debt	2,375,000	2,450,442
Less current maturities	(2,375,000)	(2,450,442)
Long-term debt	$-	$-

In 2012, IPRC initialed a suit, Cause No. 12.01.01136-CV; IPRC and Alan Springer vs. Don Carmichael, Mary Jane Carmichael, Kirk Kanady, Barry Winston, Rex Lewis, Edward Gaiennie and Agribiofuels LLC.; In the District Court of Montgomery County, Texas.  The litigation arose from the defendants, as controlling members and managers of Agribiofuels LLC (ABF) tortuously interfered with IPRC’s August 1, 2005, Management Agreement by causing ABF wrongfully to terminate that Agreement before its term expired.  Additionally, Defendants caused ABF to withhold tax credits from IPRC for fiscal years 2007 through 2010.  Other issues concerned Texas Securities Fraud and Statutory Fraud.

The Defendants in turn filed a countersuit against IPRC, cause # 201218010 in the 270th Judicial District Court of Harris County, Texas, against IPRC for “Breach of Contract” relating to the repayment of promissory notes that are currently in default: Breach of the Security Agreements supporting the promissory notes. The case is on-going and a jury trial is tentatively scheduled for July 2013.  It is possible a mediation effort will be done prior to the trial to avoid the additional costs associated with proceeding with a trial.

During fiscal year 2008, the Company issued two convertible notes amounting to $200,000.  The noteholders also received 666,666 warrants to purchase the Company’s stock at an exercise price of $0.15 and a term of 2 years.  The relative fair value of the warrants was measured using the Black-Scholes Option Pricing Model and recorded as a debt discount, which was amortized over the life of the debt using the effective interest method. The total discount recorded was $29,006.  The discount was fully amortized as of October 31, 2010.  These warrants expired during the fiscal year ended October 31, 2010. None of these warrants were exercised.

IMPERIAL PETROLEUM RECOVERY CORPORATION
Notes to Financial Statements

NOTE E – COMMON STOCK

Fiscal 2011

During February, 2011, the Company issued 1,550,000 common shares to directors, an employee and a consultant for services valued at $46,500 based on the grant-date quoted market value of the Company’s stock.

Fiscal 2010

On various dates in fiscal 2010, the Company issued 3,320,000 common shares to directors, employees and consultants for services valued at $105,050 based on the grant-date quoted market value of the Company’s stock.

The Company sold 75,000 common shares for cash proceeds of $12,500.

NOTE F –STOCK OPTIONS AND RESTRICTED STOCK PROGRAM

Options

The Company grants stock options to employees for services rendered.  The stock options are also nonqualified for income tax purposes.

In March 2005, the Company issued options to the employees who were not executive officers totaling 1,225,000 shares with an exercise price $0.20.  No compensation expense was recognized on the grant date.

A summary of options activities is set forth below:

	Options	Weighted-average exercise price	Weighted-average remaining term (in years)	Intrinsic Value

Outstanding and Exercisable at October 31, 2010	1,225,000	$0.20	4.36	-
Issued	-	-	-	-
Expired	-	-	-	-
Outstanding and Exercisable at October 31, 2011	1,225,000	0.20	3.36	-

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

There were no issuances of restricted stock under the restricted stock program in fiscal years from 2011 and 2010.

IMPERIAL PETROLEUM RECOVERY CORPORATION
Notes to Financial Statements

NOTE G – INCOME TAXES

The Company adopted the provisions of ASC Topic 740, "Income Taxes." Implementation of ASC Topic 740 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision. The Company has fully reserved the deferred tax asset resulting from the net operating loss carry forwards.

Net deferred tax assets consist of the following components as of October 31 consisted of the following:

	2011	2010

Deferred tax assets:
Net operating loss carryforward	$6,375,000	$6,055,000
Valuation allowance	(6,375,000)	(6,055,000)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income/loss from operations as of October 31 consisted of the following:

	2011	2010

Computed expected tax expense (benefit)	$320,000	$264,000
Change in valuation allowance	(320,000)	(264,000)
Income tax expense	$-	$-

The Company has determined that a valuation allowance of approximately $6,375,000 at October 31, 2011, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2011 was approximately $320,000. As of October 31, 2011, the Company has a net operating loss carry-forward of approximately $18,700,000, which is available to offset future federal taxable income, if any, with expiration beginning 2013 and ending 2031.

NOTE H – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have advanced or loaned funds to the Company needed to support its daily operations.

The Company had related party transactions relating to the following:

•
Non-interest bearing advances from the Company’s CEO and a director for fiscal years 2011 and 2010.  The outstanding balance of such advances as of October 31, 2011 and 2010 amounted to $61,542 and $107,332, respectively.

IMPERIAL PETROLEUM RECOVERY CORPORATION
Notes to Financial Statements

NOTE I – TECHNICAL SERVICES AGREEMENT

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

As stated in NOTE K – SUBSEQUEST EVENTS, during August 2012, upon receipt of the $202,388 payment from Petrobras required by the COMPROMISE SETTLEMENT AGREEMENT and MUTUAL RELEASE document, the Company understood the technical services agreement had terminated.

NOTE J – LITIGATION AND CONTINGENCIES

From time to time the Company may become involved in litigation in the ordinary course of business. At the present time the Company’s management is not aware of any such litigation other than as noted in NOTE D - DEBT.

The Company is not aware of any environmental claims existing as of December 31, 2011 and 2010, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE K – SUBSEQUENT EVENTS

In January 2012, 166,666 shares were issued in connection with the exercise of warrants for a total consideration of $25,000, along with 635,570 shares of common stock representing his original note of $50,000 plus accrued interest.

In January 2012, a convertible note amounting to $100,000 and the related accrued interest were converted to 999,600 common shares at $0.15 per share.

In January 2012, a convertible note amounting to $100,000 and the related accrued interest were converted to 997,461 common shares at $0.15 per share.

During August 2012, upon receipt of the $202,388 payment from Petrobras required by the COMPROMISE SETTLEMENT AGREEMENT and MUTUAL RELEASE document, the Company understood the technical services agreement with Petrobras had terminated.

In August 2012, the Company granted a total of 2,100,000 common shares to directors, an employee and a consultant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL PETROLEUM RECOVERY CORPORATION
Dated:	December 5, 2012

		By:	/s/ Alan Springer
Alan Springer
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan Springer	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director and Chairman	December 5, 2012
Alan Springer

/s/ James Hammond	Director	December 5, 2012
James Hammond